Form 10-Q
period 2022-04-03
HERSHEY CO
filed 2022-04-28
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
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
Common Stock, one dollar par value—145,990,869 shares, as of April 22, 2022.
Class B Common Stock, one dollar par value—59,613,777 shares, as of April 22, 2022.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended April 3, 2022

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
Net sales	$2,666,221	$2,295,948
Cost of sales	1,420,741	1,246,997
Gross profit	1,245,480	1,048,951
Selling, marketing and administrative expense	524,216	494,665
Business realignment costs	274	1,242
Operating profit	720,990	553,044
Interest expense, net	33,179	36,436
Other (income) expense, net	10,407	2,414
Income before income taxes	677,404	514,194
Provision for income taxes	143,926	117,323
Net income including noncontrolling interest	533,478	396,871
Less: Net gain attributable to noncontrolling interest	—	1,072
Net income attributable to The Hershey Company	$533,478	$395,799

Net income per share—basic:
Common stock	$2.66	$1.96
Class B common stock	$2.42	$1.78

Net income per share—diluted:
Common stock	$2.57	$1.90
Class B common stock	$2.41	$1.77

Dividends paid per share:
Common stock	$0.901	$0.804
Class B common stock	$0.819	$0.731

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended
	April 3, 2022			April 4, 2021
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$533,478			$396,871
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains during period	$14,419	$—	14,419	$1,198	$—	1,198
Reclassification to earnings due to the sale of businesses	—	—	—	5,210	—	5,210
Pension and post-retirement benefit plans:
Net actuarial (loss) gain and service cost	(6,474)	(568)	(7,042)	2,224	(529)	1,695
Reclassification to earnings	3,960	(950)	3,010	6,853	(1,867)	4,986
Cash flow hedges:
Losses on cash flow hedging derivatives	(5,924)	874	(5,050)	(1,635)	287	(1,348)
Reclassification to earnings	2,596	(727)	1,869	3,137	(540)	2,597
Total other comprehensive income, net of tax	$8,577	$(1,371)	7,206	$16,987	$(2,649)	14,338
Total comprehensive income including noncontrolling interest			$540,684			$411,209
Comprehensive income attributable to noncontrolling interest			—			6,334
Comprehensive income attributable to The Hershey Company			$540,684			$404,875

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 3, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$338,055	$329,266
Accounts receivable—trade, net	868,426	671,464
Inventories	1,031,503	988,511
Prepaid expenses and other	219,454	256,965
Total current assets	2,457,438	2,246,206
Property, plant and equipment, net	2,592,628	2,586,187
Goodwill	2,620,594	2,633,174
Other intangibles	2,029,220	2,037,588
Other non-current assets	902,347	868,203
Deferred income taxes	42,817	40,873
Total assets	$10,645,044	$10,412,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$825,231	$692,338
Accrued liabilities	784,660	855,638
Accrued income taxes	79,635	3,070
Short-term debt	873,783	939,423
Current portion of long-term debt	2,328	2,844
Total current liabilities	2,565,637	2,493,313
Long-term debt	4,088,437	4,086,627
Other long-term liabilities	781,048	787,058
Deferred income taxes	294,373	288,004
Total liabilities	7,729,495	7,655,002

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2022 and 2021	—	—
Common stock, shares issued: 161,939,248 at April 3, 2022 and 160,939,248 at December 31, 2021	161,939	160,939
Class B common stock, shares issued: 59,613,777 at April 3, 2022 and 60,613,777 at December 31, 2021	59,614	60,614
Additional paid-in capital	1,243,240	1,260,331
Retained earnings	3,071,416	2,719,936
Treasury—common stock shares, at cost: 15,961,542 at April 3, 2022 and 15,444,011 at December 31, 2021	(1,378,651)	(1,195,376)
Accumulated other comprehensive loss	(242,009)	(249,215)
Total stockholders’ equity	2,915,549	2,757,229
Total liabilities and stockholders’ equity	$10,645,044	$10,412,231

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021
Operating Activities
Net income including noncontrolling interest	$533,478	$396,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,036	77,897
Stock-based compensation expense	15,337	15,656
Deferred income taxes	5,064	(713)
Write-down of equity investments	12,592	2,891
Other	24,043	22,027
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	(189,621)	(22,099)
Inventories	(37,320)	53,323
Prepaid expenses and other current assets	(11,251)	28,272
Accounts payable and accrued liabilities	98,027	(56,900)
Accrued income taxes	127,258	104,677
Contributions to pension and other benefit plans	(8,458)	(5,013)
Other assets and liabilities	(3,718)	(7,249)
Net cash provided by operating activities	656,467	609,640
Investing Activities
Capital additions (including software)	(141,063)	(114,471)
Equity investments in tax credit qualifying partnerships	(22,503)	(25,064)
Other investing activities	(400)	2,530
Net cash used in investing activities	(163,966)	(137,005)
Financing Activities
Net decrease in short-term debt	(65,640)	(6,079)
Repayment of long-term debt and finance leases	(1,050)	(85,863)
Cash dividends paid	(181,084)	(162,739)
Repurchase of common stock	(203,350)	(240,359)
Proceeds from exercised stock options	16,711	15,117
Taxes withheld and paid on employee stock awards	(29,041)	(11,939)
Net cash used in financing activities	(463,454)	(491,862)
Effect of exchange rate changes on cash and cash equivalents	(20,258)	(3,952)
Increase (decrease) in cash and cash equivalents, including cash classified as held for sale	8,789	(23,179)
Less: Increase in cash and cash equivalents classified as held for sale	—	11,434
Net increase (decrease) in cash and cash equivalents	8,789	(11,745)
Cash and cash equivalents, beginning of period	329,266	1,143,987
Cash and cash equivalents, end of period	$338,055	$1,132,242
Supplemental Disclosure
Interest paid	$24,782	$27,685
Income taxes paid	10,023	14,350

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 5

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2021	$—	$160,939	$60,614	$1,260,331	$2,719,936	$(1,195,376)	$(249,215)	$2,757,229
Net income					533,478			533,478
Other comprehensive income							7,206	7,206
Dividends (including dividend equivalents):
Common Stock, $0.901 per share					(133,174)			(133,174)
Class B Common Stock, $0.819 per share					(48,824)			(48,824)
Conversion of Class B Common Stock into Common Stock		1,000	(1,000)					—
Stock-based compensation				15,314				15,314
Exercise of stock options and incentive-based transactions				(32,405)		20,075		(12,330)
Repurchase of common stock						(203,350)		(203,350)
Balance, April 3, 2022	$—	$161,939	$59,614	$1,243,240	$3,071,416	$(1,378,651)	$(242,009)	$2,915,549

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2020	$—	$160,939	$60,614	$1,191,200	$1,928,673	$(768,992)	$(338,082)	$3,531	$2,237,883
Net income					395,799			1,072	396,871
Other comprehensive income							9,076	5,262	14,338
Dividends (including dividend equivalents):
Common Stock, $0.804 per share					(117,699)				(117,699)
Class B Common Stock, $0.731 per share					(44,309)				(44,309)
Stock-based compensation				15,955					15,955
Exercise of stock options and incentive-based transactions				(11,407)		14,586			3,179
Repurchase of common stock						(240,359)			(240,359)
Divestiture of noncontrolling interest								(1,013)	(1,013)
Balance, April 4, 2021	$—	$160,939	$60,614	$1,195,748	$2,162,464	$(994,765)	$(329,006)	$8,852	$2,264,846

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 6

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
Operating results for the quarter ended April 3, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
COVID-19
On March 11, 2020, the World Health Organization designated coronavirus disease 2019 (“COVID-19”) as a global pandemic. We continue to actively monitor COVID-19 and its potential impact on our operations and financial results. Employee health and safety remains our first priority while we continue our efforts to support community food supplies. Since the onset of COVID-19, there has been minimal disruption to our supply chain network, and all our manufacturing plants are currently open. However, beginning in 2021 and continuing into 2022, ongoing strong demand for consumer goods and the effects of COVID-19 mitigation strategies have led to broad-based supply chain disruptions across the U.S. and globally, including inflation on many consumer products, labor shortages and demand outpacing supply. We continue to work closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2020, the the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 7

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

alternative reference rates. Entities may apply this ASU upon issuance through December 31, 2022 on a prospective basis. We early adopted the provisions of this ASU in the first quarter of 2022. Adoption of the new standard did not have a material impact on our consolidated financial statements.
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
2. BUSINESS ACQUISITIONS AND DIVESTITURE
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
The acquisition has been accounted for as a business combination and, accordingly, Pretzels has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

	Initial Allocation (1)	Adjustments	Updated Allocation
Goodwill	$165,301	$1,033	$166,334
Other intangible assets	32,100	(6,000)	26,100
Current assets acquired	30,717	118	30,835
Property, plant and equipment, net	96,099	4,617	100,716
Other non-current assets, primarily operating lease ROU assets	111,787	—	111,787
Deferred income taxes	541	232	773
Current liabilities assumed	(22,713)	—	(22,713)
Other long-term liabilities, primarily operating lease liabilities	(109,355)	—	(109,355)
Net assets acquired	$304,477	$—	$304,477
(1) As reported in the Company’s 2021 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 8

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The purchase price allocation presented above is preliminary. The measurement period adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired. We are in the process of evaluating additional information necessary to finalize the valuation of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, post-closing adjustments to the working capital acquired including certain holdbacks. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation, including other intangible assets, goodwill and the related tax impact of such adjustments. We expect to finalize the purchase price allocation by mid-2022.
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
Other intangible assets include trademarks valued at $5,700 and customer relationships valued at $20,400. Trademarks were assigned an estimated useful life of five years and customer relationships were assigned an estimated useful life of 19 years.
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
The acquisition has been accounted for as a business combination and, accordingly, Dot’s has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

	Initial Allocation (1)	Adjustments	Updated Allocation
Goodwill	$303,345	$(14,960)	$288,385
Other intangible assets	526,300	16,800	543,100
Current assets acquired	51,121	—	51,121
Property, plant and equipment, net	39,256	1,010	40,266
Other non-current assets	2,201	—	2,201
Other liabilities assumed, primarily current liabilities	(28,057)	(2,850)	(30,907)
Net assets acquired	$894,166	$—	$894,166
(1) As reported in the Company’s 2021 Annual Report on Form 10-K.
The purchase price allocation presented above is preliminary. The measurement period adjustments, specifically to other intangible assets and resulting impact on the valuation of goodwill, are principally related to the refinement of certain assumptions in the value of customer relationships based on an analysis of historical customer-specific data. The remaining measurement period adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired and liabilities assumed. We are in the process of evaluating additional information necessary to finalize the valuation of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, post-closing adjustments to the working capital acquired including certain holdbacks. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation, including other intangible assets and goodwill. We expect to finalize the purchase price allocation by mid-2022.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 9

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
Other intangible assets include trademarks valued at $336,600 and customer relationships valued at $206,500. Trademarks were assigned an estimated useful life of 33 years and customer relationships were assigned an estimated useful life of 18 years.
Lily's Sweets, LLC
On June 25, 2021, we completed the acquisition of Lily’s Sweets, LLC (“Lily’s”), previously a privately held company that sells a line of sugar-free and low-sugar confectionery foods to retailers and distributors in the United States and Canada. Lily’s products include dark and milk chocolate style bars, baking chips, peanut butter cups and other confection products that complement Hershey’s confectionery and confectionery-based portfolio. The cash consideration paid for Lily’s totaled $422,210 and the Company may be required to pay additional cash consideration if certain defined targets related to net sales and gross margin were exceeded during the period from the closing date through December 31, 2021. As of the acquisition date, the estimated fair value of the contingent consideration obligation was classified as a liability of $5,000 and was determined using a scenario-based analysis on forecasted future results. Based on financial results through December 31, 2021, the fair value was reduced during the fourth quarter of 2021 to $1,250, with the adjustment to fair value recorded in the selling, marketing and administrative (“SM&A”) expense caption within the Consolidated Statements of Income. We expect to pay the contingent consideration during 2022. Acquisition-related costs for the Lily’s acquisition were immaterial.

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
Lotte Shanghai Foods Co., Ltd.
In January 2021, we completed the divestiture of Lotte Shanghai Foods Co., Ltd., which was previously included within the International segment results in our consolidated financial statements. Total proceeds from the divestiture and the impact on our consolidated financial statements were immaterial and were recorded in the SM&A expense caption within the Consolidated Statements of Income.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 10

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the three months ended April 3, 2022 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Balance at December 31, 2021	$2,026,006	$589,798	$17,370	$2,633,174
Measurement period adjustments (see Note 2)	—	(13,927)	—	(13,927)
Foreign currency translation	1,195	—	152	1,347
Balance at April 3, 2022	$2,027,201	$575,871	$17,522	$2,620,594

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	April 3, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,705,644	$(154,417)	$1,705,390	$(141,760)
Customer-related	515,827	(72,685)	504,667	(65,131)
Patents	8,713	(8,713)	8,623	(8,623)
Total	2,230,184	(235,815)	2,218,680	(215,514)

Intangible assets not subject to amortization:
Trademarks	34,851		34,422
Total other intangible assets	$2,029,220		$2,037,588
Total amortization expense for the three months ended April 3, 2022 and April 4, 2021 was $19,859 and $11,621, respectively. In 2022, our amortization expense increased as a result of our 2021 business combination activity (see Note 2).
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
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of April 3, 2022, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	April 3, 2022	December 31, 2021
Short-term foreign bank borrowings against lines of credit	$149,102	$119,038
U.S. commercial paper	724,681	820,385
Total short-term debt	$873,783	$939,423
Weighted average interest rate on outstanding commercial paper	0.4%	0.1%

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	April 3, 2022	December 31, 2021
2.625% Notes	May 1, 2023	250,000	250,000
3.375% Notes	May 15, 2023	500,000	500,000
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes	June 1, 2030	350,000	350,000
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		68,601	69,146
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(21,475)	(23,314)
Total long-term debt		4,090,765	4,089,471
Less—current portion		2,328	2,844
Long-term portion		$4,088,437	$4,086,627
Interest Expense
Net interest expense consists of the following:

	Three Months Ended
	April 3, 2022	April 4, 2021
Interest expense	$35,371	$38,763
Capitalized interest	(1,835)	(1,717)
Interest expense	33,536	37,046
Interest income	(357)	(610)
Interest expense, net	$33,179	$36,436

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 12

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

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $284,752 as of April 3, 2022 and $313,200 as of December 31, 2021.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $149,170 at April 3, 2022 and $94,623 at December 31, 2021. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $2,098 at April 3, 2022 and $2,993 at December 31, 2021. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at April 3, 2022 and December 31, 2021 was $24,697 and $24,975, respectively.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of April 3, 2022 and December 31, 2021:

	April 3, 2022		December 31, 2021
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$44	$3,525	$2,949	$711

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	3,709	1,792	2,423	1,376
Deferred compensation derivatives	—	800	2,412	—
Foreign exchange contracts	262	—	550	—
	3,971	2,592	5,385	1,376
Total	$4,015	$6,117	$8,334	$2,087

(1)Derivatives assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of April 3, 2022, amounts reflected on a net basis in liabilities were assets of $62,985 and liabilities of $63,378, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2021 were assets of $31,774 and liabilities of $32,701. At April 3, 2022 and December 31, 2021, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended April 3, 2022 and April 4, 2021 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2022	2021	2022	2021	2022	2021
Commodities futures and options	$50,825	$13,679	$—	$—	$—	$—
Foreign exchange contracts	(20)	138	(5,924)	(1,635)	203	(172)
Interest rate swap agreements	—	—	—	—	(2,799)	(2,965)
Deferred compensation derivatives	(800)	1,554	—	—	—	—
Total	$50,005	$15,371	$(5,924)	$(1,635)	$(2,596)	$(3,137)

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

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 14

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The amount of pre-tax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $14,679 as of April 3, 2022. This amount is primarily associated with interest rate swap agreements.
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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of April 3, 2022 and December 31, 2021:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
April 3, 2022:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$306	$—	$306
Commodities futures and options (3)	3,709	—	—	3,709
Liabilities:
Foreign exchange contracts (1)	—	3,525	—	3,525
Deferred compensation derivatives (2)	—	800	—	800
Commodities futures and options (3)	1,792	—	—	1,792
December 31, 2021:
Assets:
Foreign exchange contracts (1)	$—	$3,499	$—	$3,499
Deferred compensation derivatives (2)	—	2,412	—	2,412
Commodities futures and options (3)	2,423	—	—	2,423
Liabilities:
Foreign exchange contracts (1)	—	711	—	711
Commodities futures and options (3)	1,376	—	—	1,376
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
(2)The fair value of deferred compensation derivatives is based on quoted prices for market interest rates and a broad market equity index.
(3)The fair value of commodities futures and options contracts is based on quoted market prices.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of April 3, 2022 and December 31, 2021 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	April 3, 2022	December 31, 2021	April 3, 2022	December 31, 2021
Current portion of long-term debt	$2,328	$2,844	$2,328	$2,844
Long-term debt	3,959,621	4,274,304	4,088,437	4,086,627
Total	$3,961,949	$4,277,148	$4,090,765	$4,089,471

Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
In connection with the acquisitions of Pretzels, Dot’s and Lily’s during 2021, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and the relief-from-royalty, a form of the multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.
During the three months ended April 3, 2022 and April 4, 2021, we recorded no impairment charges.
7. LEASES
We lease office and retail space, warehouse and distribution facilities, land, vehicles, and equipment. We determine if an agreement is or contains a lease at inception. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.
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
For real estate, equipment and vehicles that support selling, marketing and general administrative activities the Company accounts for the lease and non-lease components as a single lease component. These asset categories comprise the majority of our leases. The lease and non-lease components of real estate and equipment leases supporting production activities are not accounted for as a single lease component. Consideration for such contracts are allocated to the lease and non-lease components based upon relative standalone prices either observable or estimated if observable prices are not readily available.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of lease expense for the three months ended April 3, 2022 and April 4, 2021 were as follows:

		Three Months Ended
Lease expense	Classification	April 3, 2022	April 4, 2021
Operating lease cost	Cost of sales or SM&A (1)	$12,787	$11,466
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	1,682	2,062
Interest on lease liabilities	Interest expense, net	1,017	1,112
Net lease cost (2)		$15,486	$14,640
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.
Information regarding our lease terms and discount rates were as follows:

	April 3, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	15.0	15.4
Finance leases	30.0	30.0

Weighted-average discount rate
Operating leases	3.1%	3.1%
Finance leases	6.2%	6.1%

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	April 3, 2022	December 31, 2021
Assets
Operating lease ROU assets	Other non-current assets	$352,385	$351,712

Finance lease ROU assets, at cost	Property, plant and equipment, gross	86,192	89,190
Accumulated amortization	Accumulated depreciation	(15,455)	(16,694)
Finance lease ROU assets, net	Property, plant and equipment, net	70,737	72,496

Total leased assets		$423,122	$424,208

Liabilities
Current
Operating	Accrued liabilities	$36,481	$36,292
Finance	Current portion of long-term debt	3,035	3,564
Non-current
Operating	Other long-term liabilities	312,595	310,899
Finance	Long-term debt	65,566	65,582
Total lease liabilities		$417,677	$416,337

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 17

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The maturity of our lease liabilities as of April 3, 2022 were as follows:

	Operating leases	Finance leases	Total
2022 (rest of year)	$33,111	$5,357	$38,468
2023	40,271	5,363	45,634
2024	37,169	4,335	41,504
2025	26,127	4,092	30,219
2026	22,287	4,005	26,292
Thereafter	284,648	146,085	430,733
Total lease payments	443,613	169,237	612,850
Less: Imputed interest	94,537	100,636	195,173
Total lease liabilities	$349,076	$68,601	$417,677

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,896	$10,932
Operating cash flows from finance leases	1,017	1,112
Financing cash flows from finance leases	1,050	1,148

ROU assets obtained in exchange for lease liabilities:
Operating leases	$10,266	$5,211
Finance leases	473	436
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

Both equity and cost method investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates were $109,380 and $93,089 as of April 3, 2022 and December 31, 2021, respectively.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 18

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Cost of sales	$27	$3,995
Selling, marketing and administrative expense	980	1,690
Business realignment costs	274	1,242
Costs associated with business realignment activities	$1,281	$6,927
Costs recorded by program during the three months ended April 3, 2022 and April 4, 2021 related to these activities were as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
International Optimization Program:
Severance and employee benefit costs	$280	$1,624
Other program costs	1,001	5,303
Total	$1,281	$6,927
Amounts classified as liabilities qualifying as exit and disposal costs primarily represent employee-related and certain third-party service provider charges, however, such amounts at April 3, 2022 are not significant.
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
For the three months ended April 3, 2022 and April 4, 2021, we recognized total costs associated with the International Optimization Program of $1,281 and $6,927, respectively. These charges predominantly included third-party charges in support of our initiative to transform our China operating model, as well as severance and employee benefit costs. Since inception, we have incurred pre-tax charges to execute the program totaling $47,223.
10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the three months ended April 3, 2022 and April 4, 2021 were 21.2% and 22.8%, respectively. Relative to the statutory rate, the 2022 effective tax rate was impacted by state taxes, partially offset by investment tax credits and the benefit of employee share-based payments.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Malaysia, Mexico, China, Canada and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $14,531 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
American Rescue Plan Act
On March 11, 2021, the American Rescue Plan Act (“ARPA”) was signed into law. The ARPA strengthens and extends certain federal programs enacted through the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and other COVID-19 relief measures, and establishes new federal programs, including provisions on taxes, healthcare and unemployment benefits. The ARPA did not have a material impact on our consolidated financial statements for the three months ended April 4, 2021.
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the CARES Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended April 4, 2021.
11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended April 3, 2022 and April 4, 2021 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
Service cost	$4,853	$5,489	$78	$45
Interest cost	5,365	4,190	1,155	964
Expected return on plan assets	(12,662)	(12,419)	—	—
Amortization of prior service credit	(1,413)	(1,536)	—	—
Amortization of net loss	2,731	5,816	26	—
Settlement loss	2,616	2,508	—	—
Total net periodic benefit cost	$1,490	$4,048	$1,259	$1,009
We made contributions of $3,467 and $4,991 to the pension plans and other benefits plans, respectively, during the first three months of 2022. In the first three months of 2021, we made contributions of $858 and $4,155 to our pension plans and other benefit plans, respectively. The contributions in 2022 and 2021 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).

During the first quarter of 2022, we recognized pension settlement charges in our hourly retirement plan due to lump sum withdrawals by employees retiring or leaving the Company. The non-cash settlement charges, which represent the acceleration of a portion of the respective plan’s accumulated unrecognized actuarial loss, were triggered when the cumulative lump sum distributions exceeded the plan’s anticipated annual service and interest costs. In connection with the first quarter 2022 settlements, the related plan assets and liabilities were remeasured using a discount rate as of the remeasurement date that was 107 basis points higher than the rate as of December 31, 2021 and an expected rate of return on plan assets of 4.9%.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 20

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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Pre-tax compensation expense	$15,337	$15,656
Related income tax benefit	3,251	3,523
Compensation expenses for stock compensation plans are primarily included in selling, marketing and administrative expense. As of April 3, 2022, total stock-based compensation expense related to non-vested awards not yet recognized was $115,245 and the weighted-average period over which this amount is expected to be recognized was approximately 2.2 years.
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

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 21

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

A summary of activity relating to grants of stock options for the period ended April 3, 2022 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	1,332,956	$102.78	4.4 years
Granted	4,025	$202.03
Exercised	(175,890)	$96.09
Forfeited	(3,858)	$102.97
Expired	(1,873)	$103.07
Outstanding as of April 3, 2022	1,155,360	$104.14	4.3 years	$132,440
Options exercisable as of April 3, 2022	1,116,149	$102.49	4.2 years	$129,789

The weighted-average fair value of options granted was $37.28 and $24.12 per share for the periods ended April 3, 2022 and April 4, 2021, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended
	April 3, 2022	April 4, 2021
Dividend yields	1.9%	2.2%
Expected volatility	21.1%	21.8%
Risk-free interest rates	1.9%	1.0%
Expected term in years	6.3	6.3
The total intrinsic value of options exercised was $18,814 and $9,078 for the periods ended April 3, 2022 and April 4, 2021, respectively.
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the three months ended April 3, 2022 and April 4, 2021 can range from 0% to 250% of the targeted amounts.
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
During the three months ended April 3, 2022 and April 4, 2021, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 22

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
A summary of activity relating to grants of PSUs and RSUs for the period ended April 3, 2022 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,303,521	$146.96
Granted	285,563	$210.42
Performance assumption change (1)	48,296	$306.82
Vested	(481,554)	$129.38
Forfeited	(13,372)	$151.15
Outstanding as of April 3, 2022	1,142,454	$180.18
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

	Three Months Ended
	April 3, 2022	April 4, 2021
Units granted	285,563	373,331
Weighted-average fair value at date of grant	$210.42	$153.13
Monte Carlo simulation assumptions:
Estimated values	$100.41	$66.44
Dividend yields	1.8%	2.2%
Expected volatility	25.3%	26.4%

The fair value of shares vested totaled $97,803 and $43,829 for the periods ended April 3, 2022 and April 4, 2021, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 268,001 units as of April 3, 2022. Each unit is equivalent to one share of the Company’s Common Stock.
13. SEGMENT INFORMATION
The Company reports its operations through three reportable segments: (i) North America Confectionery, (ii) North America Salty Snacks and (iii) International. This organizational structure aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment, and further aligns with our product categories and the key markets we serve.
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

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 23

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
Our segment net sales and earnings were as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Net sales:
North America Confectionery	$2,217,044	$1,985,416
North America Salty Snacks	226,122	121,418
International	223,055	189,114
Total	$2,666,221	$2,295,948

Segment income:
North America Confectionery	$781,885	$642,605
North America Salty Snacks	21,301	25,378
International	41,979	27,417
Total segment income	845,165	695,400
Unallocated corporate expense (1)	150,273	137,713
Unallocated mark-to-market gains on commodity derivatives	(27,379)	(2,284)
Costs associated with business realignment activities (see Note 9)	1,281	6,927
Operating profit	720,990	553,044
Interest expense, net (see Note 4)	33,179	36,436
Other (income) expense, net (see Note 17)	10,407	2,414
Income before income taxes	$677,404	$514,194
(1)Includes centrally-managed (a) corporate functional costs relating to legal, treasury, finance, and human resources, (b) expenses associated with the oversight and administration of our global operations, including warehousing, distribution and manufacturing, information systems and global shared services, (c) non-cash stock-based

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 24

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

compensation expense, (d) acquisition-related costs, and (e) other gains or losses that are not integral to segment performance.

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Net gains on mark-to-market valuation of commodity derivative positions recognized in income	$(50,825)	$(13,679)
Net gains on commodity derivative positions reclassified from unallocated to segment income	23,446	11,395
Net gains on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$(27,379)	$(2,284)
As of April 3, 2022, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $114,293. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax gains on commodity derivatives of $87,597 to segment operating results in the next twelve months.

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
North America Confectionery	$55,908	$53,150
North America Salty Snacks	16,679	6,946
International	5,660	5,840
Corporate	12,789	11,961
Total	$91,036	$77,897

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Net sales:
United States	$2,340,646	$1,982,723
All other countries	325,575	313,225
Total	$2,666,221	$2,295,948

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 25

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Three Months Ended April 3, 2022
	Shares	Dollars
		In thousands
Milton Hershey School Trust repurchase	1,000,000	$203,350
Shares issued for stock options and incentive compensation	(482,469)	(20,075)
Net change	517,531	$183,275
In February 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust, pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the Milton Hershey School Trust at a price equal to $203.35 per share, for a total purchase price of $203,350.
In July 2018, our Board of Directors approved a $500,000 share repurchase authorization to repurchase shares of our Common Stock. As of April 3, 2022, $109,983 remained available for repurchases of our Common Stock under this program. In May 2021, our Board of Directors approved an additional $500,000 share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
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

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 26

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

	Three Months Ended
	April 3, 2022		April 4, 2021
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$132,260	$48,824	$118,430	$44,309
Allocation of undistributed earnings	257,226	95,168	169,502	63,558
Total earnings—basic	$389,486	$143,992	$287,932	$107,867

Denominator (shares in thousands):
Total weighted-average shares—basic	146,464	59,614	146,972	60,614

Earnings Per Share—basic	$2.66	$2.42	$1.96	$1.78

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$389,486	$143,992	$287,932	$107,867
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	143,992	—	107,867	—
Reallocation of undistributed earnings	—	(562)	—	(306)
Total earnings—diluted	$533,478	$143,430	$395,799	$107,561

Denominator (shares in thousands):
Number of shares used in basic computation	146,464	59,614	146,972	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	59,614	—	60,614	—
Employee stock options	599	—	590	—
Performance and restricted stock units	593	—	388	—
Total weighted-average shares—diluted	207,270	59,614	208,564	60,614

Earnings Per Share—diluted	$2.57	$2.41	$1.90	$1.77
The earnings per share calculations for the three months ended April 3, 2022 and April 4, 2021 excluded 4 and 15 stock options, respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 27

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$12,592	$2,891
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	(2,182)	(484)
Other (income) expense, net	(3)	7
Total	$10,407	$2,414

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	April 3, 2022	December 31, 2021
Inventories:
Raw materials	$383,557	$395,358
Goods in process	150,722	110,008
Finished goods	685,022	649,082
Inventories at First In First Out	1,219,301	1,154,448
Adjustment to Last In First Out	(187,798)	(165,937)
Total inventories	$1,031,503	$988,511

Prepaid expenses and other:
Prepaid expenses	$86,929	$129,287
Other current assets	132,525	127,678
Total prepaid expenses and other	$219,454	$256,965

Property, plant and equipment:
Land	$157,764	$154,494
Buildings	1,560,011	1,508,139
Machinery and equipment	3,521,620	3,443,500
Construction in progress	216,174	294,824
Property, plant and equipment, gross	5,455,569	5,400,957
Accumulated depreciation	(2,862,941)	(2,814,770)
Property, plant and equipment, net	$2,592,628	$2,586,187

Other non-current assets:
Pension	$67,093	$71,618
Capitalized software, net	280,651	260,656
Operating lease ROU assets	352,385	351,712
Investments in unconsolidated affiliates	109,380	93,089
Other non-current assets	92,838	91,128
Total other non-current assets	$902,347	$868,203

Accrued liabilities:
Payroll, compensation and benefits	$183,279	$291,446
Advertising, promotion and product allowances	326,215	305,050
Operating lease liabilities	36,481	36,292
Other	238,685	222,850
Total accrued liabilities	$784,660	$855,638

Other long-term liabilities:
Post-retirement benefits liabilities	$190,248	$193,604
Pension benefits liabilities	33,208	37,023
Operating lease liabilities	312,595	310,899
Other	244,997	245,532
Total other long-term liabilities	$781,048	$787,058

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(85,606)	$(100,025)
Pension and post-retirement benefit plans, net of tax	(120,414)	(116,381)
Cash flow hedges, net of tax	(35,989)	(32,809)
Total accumulated other comprehensive loss	$(242,009)	$(249,215)

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 29

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes. This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2021 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
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
Our principal product offerings include chocolate and non-chocolate confectionery products; gum and mint refreshment products and protein bars; pantry items, such as baking ingredients, toppings and beverages; and snack items such as spreads, bars, and snack bites and mixes, popcorn, pretzels and protein bars.
Business Acquisitions and Divestiture
In December 2021, we completed the acquisition of Pretzels Inc. (“Pretzels”), previously a privately held company that manufactures and sells pretzels and other salty snacks for other branded products and private labels in the United States. Pretzels is an industry leader in the pretzel category with a product portfolio that includes filled, gluten free and seasoned pretzels, as well as extruded snacks that complements Hershey’s snacks portfolio. Based in Bluffton, Indiana, Pretzels operates three manufacturing locations in Indiana and Kansas. Pretzels provides Hershey deep pretzel category and product expertise and the manufacturing capabilities to support brand growth and future pretzel innovation. Additionally, we completed the acquisition of Dot’s Pretzels, LLC (“Dot’s”), previously a privately held company that produces and sells pretzels and other snack food products to retailers and distributors in the United States, with Dot’s Homestyle Pretzels snacks as its primary product. Dot’s is the fastest-growing scale brand in the pretzel category and complements Hershey’s snacks portfolio.
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
In January 2021, we completed the divestiture of Lotte Shanghai Foods Co., Ltd., which was previously included within the International segment results in our consolidated financial statements. Total proceeds from the divestiture and the impact on our consolidated financial statements were immaterial.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 30

TRENDS AFFECTING OUR BUSINESS
On March 11, 2020, the World Health Organization designated coronavirus disease 2019 (“COVID-19”) as a global pandemic, which has spread worldwide and impacted various markets around the world, including the U.S. Throughout the pandemic we have remained committed to promoting the health and safety of our employees and communities and helping to maintain the global food supply. In 2022, minimal COVID-19 restrictions remained as the availability of vaccinations (including vaccine boosters) continued to increase around the world, albeit with slower than anticipated rollouts and challenges within certain countries. The lifting of restrictions has resulted in daily activities and habits being more representative of pre-pandemic times. However, beginning in 2021, and continuing through the three months ended April 3, 2022, the continued strong demand for consumer goods and the effects of COVID-19 mitigation strategies have led to broad-based supply chain disruptions across the U.S. and globally, including inflation on many consumer products, labor shortages and demand outpacing supply. As a result, during the three months ended April 3, 2022, we continued to experience corresponding incremental costs and gross margin pressures (see Results of Operations included in this MD&A). We are continuing to work closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.

In addition to COVID-19 and broad-based supply chain disruptions, certain geopolitical events, specifically the conflict between Russia and Ukraine, have increased global economic and political uncertainty. For the three months ended April 3, 2022, this conflict did not have a material impact on our commodity prices or supply availability. However, we are continuing to monitor for any significant escalation or expansion of economic or supply chain disruptions or broader inflationary costs, which may result in material adverse effects on our results of operations.

We experienced an increase in our net sales and net income during the three months ended April 3, 2022, which was primarily driven by strong everyday performance on our core U.S. confection brands and salty snack brands (see Segment Results included in this MD&A), partially offset by the aforementioned supply chain disruptions and gross margin pressures. As of April 3, 2022, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).

Based on the length and severity of COVID-19 and the conflict between Russia and Ukraine, including broad-based supply chain disruptions, rising levels of inflation, new trends in outbreaks and hotspots, the spread of COVID-19 variants, resurgences and the continued distribution of vaccinations, we may experience continued volatility in retail foot traffic, consumer shopping and consumption behavior and may experience increasing supply chain costs and higher inflation. We will continue to evaluate the nature and extent of these potential and evolving impacts on our business, consolidated results of operations, segment results, liquidity and capital resources.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 31

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	April 3, 2022	April 4, 2021	Percent Change
In millions of dollars except per share amounts
Net sales	$2,666.2	$2,295.9	16.1%
Cost of sales	1,420.7	1,247.0	13.9%
Gross profit	1,245.5	1,048.9	18.7%
Gross margin	46.7%	45.7%
Selling, marketing & administrative (“SM&A”) expenses	524.2	494.7	6.0%
SM&A expense as a percent of net sales	19.7%	21.5%
Business realignment activities	0.3	1.2	(77.9)%
Operating profit	721.0	553.0	30.4%
Operating profit margin	27.0%	24.1%
Interest expense, net	33.2	36.4	(8.9)%
Other (income) expense, net	10.4	2.4	331.1%
Provision for income taxes	143.9	117.3	22.7%
Effective income tax rate	21.2%	22.8%
Net income including noncontrolling interest	533.5	396.9	34.4%
Less: Net gain attributable to noncontrolling interest	—	1.1	NM
Net income attributable to The Hershey Company	$533.5	$395.8	34.8%
Net income per share—diluted	$2.57	$1.90	35.3%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - First Quarter 2022 vs. First Quarter 2021
Net Sales
Net sales increased 16.1% in the first quarter of 2022 compared to the same period of 2021, reflecting a favorable price realization of 6.9% primarily due to higher list prices across our reportable segments, a volume increase of 4.6% driven by increases in everyday core U.S. confection brands, salty snack brands and our international markets. There was a 4.6% benefit from the 2021 acquisitions of Pretzels, Dot’s and Lily’s.
Key U.S. Marketplace Metrics
For the first quarter of 2022, our total U.S. retail takeaway declined 1.4% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway decreased 4.4% and experienced a CMG market share loss of approximately 156 basis points as a result of capacity constraints limiting the Company’s ability to fully service consumer demand.
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

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 32

Cost of Sales and Gross Margin
Cost of sales increased 13.9% in the first quarter of 2022 compared to the same period of 2021. The increase was driven by higher sales volume, higher freight and logistics costs, as well as higher supply chain inflation costs. The increase was partially offset by favorable price realization, supply chain productivity, as well as the incremental $37.1 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases.
Gross margin increased by 100 basis points in the first quarter of 2022 compared to the same period of 2021. The increase was driven by favorable price realization, volume increases and favorable year-over-year mark-to-market impact from commodity derivative instruments. These factors were offset by higher freight and logistics costs, higher supply chain inflation costs, as well as unfavorable product mix.
SM&A Expenses
SM&A expenses increased $29.5 million, or 6.0%, in the first quarter of 2022. Total advertising and related consumer marketing expenses decreased 0.7% driven by lower advertising in the North America Confectionery segment in response to sustained consumer demand and capacity constraints on select brands, offset by an increase in the North America Salty Snacks segment to raise brand awareness. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 9.9% in the first quarter of 2022 driven by an increase in acquisition and integration related costs, as well as higher compensation costs and investments in capabilities and technology.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. In the first quarter of 2022, we recorded business realignment costs of $0.3 million versus costs of $1.2 million in the first quarter of 2021 related to the International Optimization Program. This program is focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 30.4% in the first quarter of 2022 compared to the same period of 2021 predominantly due to higher gross profit, partially offset by higher SM&A expenses, as noted above. Operating profit margin increased to 27.0% in 2022 from 24.1% in 2021 driven by these same factors.
Interest Expense, Net
Net interest expense was $3.2 million lower in the first quarter of 2022 compared to the same period of 2021. The decrease was primarily due to lower long-term debt balances in 2022 versus 2021, specifically resulting from the repayment of $350 million of 3.100% Notes upon their maturity in May 2021. This decrease was partially offset by higher short-term debt balances in 2022 versus 2021, specifically outstanding commercial paper borrowings.
Other (Income) Expense, Net
Other (income) expense, net was $10.4 million in the first quarter of 2022 versus net expense of $2.4 million in the first quarter of 2021. The increase in net expense was primarily due to higher write-downs on equity investments qualifying for tax credits in 2022 versus 2021, offset by lower non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.
Income Taxes and Effective Tax Rate
The effective income tax rate was 21.2% for the first quarter of 2022 compared with 22.8% for the first quarter of 2021. Relative to the 21% statutory rate, the 2022 and 2021 effective tax rates, were impacted by state taxes, partially offset by investment tax credits and the benefit of employee share-based payments.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 33

Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $137.7 million, or 34.8%, while EPS-diluted increased $0.67, or 35.3%, in the first quarter of 2022 compared to the same period of 2021. The increase in both net income and EPS diluted was driven primarily by higher gross profit and lower income taxes, partially offset by higher SM&A expenses, as noted above. Our 2022 EPS-diluted benefited from lower weighted-average shares outstanding as a result of share repurchases.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 34

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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
In millions of dollars
Net Sales:
North America Confectionery	$2,217.0	$1,985.4
North America Salty Snacks	226.1	121.4
International	223.1	189.1
Total	$2,666.2	$2,295.9

Segment Income:
North America Confectionery	$781.9	$642.6
North America Salty Snacks	21.3	25.4
International	42.0	27.4
Total segment income	845.2	695.4
Unallocated corporate expense (1)	150.3	137.8
Unallocated mark-to-market gains on commodity derivatives (2)	(27.4)	(2.3)
Costs associated with business realignment activities	1.3	6.9
Operating profit	721.0	553.0
Interest expense, net	33.2	36.4
Other (income) expense, net	10.4	2.4
Income before income taxes	$677.4	$514.2
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

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 35

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery results, which accounted for 83.1% and 86.5% of our net sales for the three months ended April 3, 2022 and April 4, 2021, respectively, were as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021	Percent Change
In millions of dollars
Net sales	$2,217.0	$1,985.4	11.7%
Segment income	781.9	642.6	21.7%
Segment margin	35.3%	32.4%
Results of Operations - First Quarter 2022 vs. First Quarter 2021
Net sales of our North America Confectionery segment increased $231.6 million or 11.7% in the first quarter of 2022 compared to the same period of 2021, reflecting a favorable price realization of 6.8% due to list price increases on certain products across our portfolio, a volume increase of 3.8% due to an increase in everyday core U.S. confection brands and a 1.1% increase from the 2021 acquisition of Lily’s.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales increased approximately 21.5% during the first quarter of 2022 compared to the same period of 2021.
Our North America Confectionery segment income increased $139.3 million or 21.7% in the first quarter of 2022 compared to the same period of 2021, primarily due to favorable price realization and volume increases, partially offset by higher freight and logistics costs, higher supply chain inflation costs, as well as, unfavorable product mix.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 36

North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks results, which accounted for 8.5% and 5.3% of our net sales for the three months ended April 3, 2022 and April 4, 2021, respectively, were as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021	Percent Change
In millions of dollars
Net sales	$226.1	$121.4	86.2%
Segment income	21.3	25.4	(16.1)%
Segment margin	9.4%	20.9%
Results of Operations - First Quarter 2022 vs. First Quarter 2021
Net sales of our North America Salty Snacks segment increased $104.7 million or 86.2% in the first quarter of 2022 compared to the same period of 2021, reflecting a 69.0% benefit from the 2021 acquisitions of Dot’s and Pretzels, a favorable price realization of 13.2% due to higher prices on certain products and related trade promotions and a volume increase of 4.0% primarily related to SkinnyPop and Pirates Booty snacks.
Our North America Salty Snacks segment income decreased $4.1 million or 16.1% in the first quarter of 2022 compared to the same period of 2021 due to unfavorable product mix, as well as higher supply chain inflation costs and increased advertising and related consumer marketing costs, partially offset by favorable price realization and volume increases.
International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in Asia, Latin America, Europe, Africa and the Middle East, along with exports to these regions. International results, which accounted for 8.4% and 8.2% of our net sales for the three months ended April 3, 2022 and April 4, 2021, respectively, were as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021	Percent Change
In millions of dollars
Net sales	$223.1	$189.1	17.9%
Segment income	42.0	27.4	53.4%
Segment margin	18.8%	14.5%
Results of Operations - First Quarter 2022 vs. First Quarter 2021
Net sales of our International segment increased $34.0 million or 17.9% in the first quarter of 2022 compared to the same period of 2021, reflecting a volume increase of 11.9% and a favorable price realization of 5.8%. The volume increase was primarily attributable to solid marketplace growth in Brazil, Mexico, and India, where net sales increased by 34.9%, 29.5%, and 14.5%, respectively. These increases also benefited from a favorable impact from foreign currency exchange rates of 0.2%.
Our International segment generated income of $42.0 million in the first quarter of 2022 compared to $27.4 million in the first quarter of 2021 with the improvement primarily resulting from execution of our International Optimization Program in China, as we streamline and optimize our China operating model, as well as volume increases and favorable price realization.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 37

Unallocated Corporate Expense
Unallocated corporate expense includes centrally-managed (a) corporate functional costs relating to legal, treasury, finance and human resources, (b) expenses associated with the oversight and administration of our global operations, including warehousing, distribution and manufacturing, information systems and global shared services, (c) non-cash stock-based compensation expense,(d) acquisition-related costs and (e) other gains or losses that are not integral to segment performance.
In the first quarter of 2022, unallocated corporate expense totaled $150.3 million, as compared to $137.8 million in the first quarter of 2021. The increase is primarily driven by higher acquisition and integration related costs, as well as incremental investments in capabilities and technology and higher group insurance costs, partially offset by lower incentive compensation.
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
At April 3, 2022, our cash and cash equivalents totaled $338.1 million, an increase of $8.8 million compared to the 2021 year-end balance. We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during the ongoing COVID-19 pandemic. Additional detail regarding the net uses of cash are outlined in the following discussion.
Approximately 80% of the balance of our cash and cash equivalents at April 3, 2022 was held by subsidiaries domiciled outside of the United States. We intend to continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing, such as withholding tax, for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe we have sufficient liquidity to satisfy our cash needs for at least the next twelve months, including our cash needs in the United States.
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Three Months Ended
In millions of dollars	April 3, 2022	April 4, 2021
Net cash provided by (used in):
Operating activities	$656.5	$609.6
Investing activities	(164.0)	(137.0)
Financing activities	(463.5)	(491.8)
Effect of exchange rate changes on cash and cash equivalents	(20.2)	(3.9)
Less: Cash classified as assets held for sale	—	11.4
Increase (decrease) in cash and cash equivalents	$8.8	$(11.7)
Operating activities
We generated cash of $656.5 million from operating activities in the first three months of 2022, an increase of $46.9 million compared to $609.6 million in the same period of 2021. This increase in net cash provided by operating activities was mainly driven by the following factors:
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, a write-down of equity investments and other charges) resulted in $166.9 million of higher cash flow in 2022 relative to 2021.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 38

•The increase in cash provided by operating activities was partially offset by the following net cash outflows:
•Net working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) consumed cash of $128.9 million in 2022, compared to $25.7 million in 2021. This $103.2 million fluctuation was mainly driven by a higher year-over-year build up of U.S. inventories to satisfy product requirements and maintain sufficient levels to accommodate customer requirements and an increase in cash used by accounts receivable due to a longer Easter season in 2022 as compared to prior year, partially offset by the timing of vendor and supplier payments and higher accrued incentive compensation related to annual performance that was paid in the first quarter of 2022.

Investing activities
We used cash of $164.0 million for investing activities in the first three months of 2022, an increase of $27.0 million compared to $137.0 million in the same period of 2021. This increase in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, primarily to support our ERP system implementation, capacity expansion projects, innovation and cost savings, were $141.1 million in the first three months of 2022 compared to $114.5 million in the same period of 2021. We expect our full year 2022 capital expenditures, including capitalized software, to approximate $600 million, the high end of our previously announced range of $550 million to $600 million. Our 2022 capital expenditures are largely driven by our key strategic initiatives, including expanding the agility and capacity of the Company’s supply chain and building digital infrastructure across the enterprise. We intend to use our existing cash and internally generated funds to meet our 2022 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We invested approximately $22.5 million in the first three months of 2022, compared to $25.1 million in the same period of 2021.
Financing activities
We used cash of $463.5 million for financing activities in the first three months of 2022, a decrease of $28.3 million compared to $491.8 million in the same period of 2021. This decrease in net cash used in financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first three months of 2022, we used cash of $65.6 million to reduce a portion of our short-term commercial paper borrowings originally used to fund our 2021 acquisitions of Dot’s and Pretzels, partially offset by an increase in short-term foreign bank borrowings. During the first three months of 2021, we used cash of $6.1 million to reduce a portion of our short-term foreign bank borrowings.
•Long-term debt borrowings and repayments. During the first three months of 2022, long-term debt activity was minimal. During the first three months of 2021, we repaid $84.7 million of 8.800% Debentures due upon their maturity.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $181.1 million during the first three months of 2022, an increase of $18.4 million compared to $162.7 million in the same period of 2021. Details regarding our 2022 cash dividends paid to stockholders are as follows:

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 39

Quarter Ended
In millions of dollars except per share amounts	April 3, 2022
Dividends paid per share – Common stock	$0.901
Dividends paid per share – Class B common stock	$0.819
Total cash dividends paid	$181.1
Declaration date	February 2, 2022
Record date	February 18, 2022
Payment date	March 15, 2022
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

	Quarter Ended
In millions	April 3, 2022	April 4, 2021
Milton Hershey School Trust repurchase	$203.4	$—
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	—	240.4
Cash used for total share repurchases	$203.4	$240.4
In February 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust, pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the Milton Hershey School Trust at a price equal to $203.35 per share, for a total purchase price of $203.4 million.
In July 2018, our Board of Directors approved a $500 million share repurchase authorization. As of April 3, 2022, approximately $110 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion. We expect 2022 share repurchases to be in line with our traditional buyback strategy.
•Proceeds from exercised stock options and employee tax withholding. During the first three months of 2022, we received $16.7 million from employee exercises of stock options and paid $29.0 million of employee taxes withheld from share-based awards. During the first three months of 2021, we received $15.1 million from employee exercises of stock options and paid $11.9 million of employee taxes withheld from share-based awards. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 40

Safe Harbor Statement
We are subject to changing economic, competitive, regulatory and technological risks and uncertainties that could have a material impact on our business, financial condition or results of operations. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we note the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions that we have discussed directly or implied in this Quarterly Report on Form 10-Q. Many of these forward-looking statements can be identified by the use of words such as “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” among others.

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

•Risks associated with climate change and other environmental impacts, and increased focus and evolving views of our customers, stockholders and other stakeholders on climate change issues, could negatively affect our business and operations;

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

•Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 41

•Political, economic and/or financial market conditions, including impacts on our business arising from the conflict between Russia and Ukraine, could negatively impact our financial results;

•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations; and

•Such other matters as discussed in our 2021 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including Part II, Item 1A, ”Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The total amount of short-term debt, net of cash, amounted to net debt of $536.7 million and net debt of $610.2 million, at April 3, 2022 and December 31, 2021, respectively. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of April 3, 2022 would have changed interest expense by approximately $1.3 million for the first three months of 2022 and $2.4 million for 2021.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at April 3, 2022 and December 31, 2021 by approximately $252 million and $319 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $26.7 million as of April 3, 2022 and $24.8 million as of December 31, 2021, generally offset by a reduction in foreign exchange associated with our transactional activities.
Our open commodity derivative contracts had a notional value of $284.8 million as of April 3, 2022 and $313.2 million as of December 31, 2021. At the end of the first quarter 2022, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $35.1 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2021 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 42

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 3, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2022.
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
There have been no changes in our internal control over financial reporting during the quarter ended April 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 43

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 15 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report on Form 10-K and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended April 3, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
January 1 through January 30	—	$—	—	$109,983
January 31 through February 27	1,000,000	$203.35	—	$109,983
February 28 through April 3	—	$—	—	$109,983
Total	1,000,000	$203.35	—
(1) During the three months ended April 3, 2022, no shares of Common Stock were purchased in open market transactions in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans. In February 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust, pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the Milton Hershey School Trust at a price equal to $203.35 per share, for a total purchase price of $203.4 million.
(2) In July 2018, our Board of Directors approved a $500 million share repurchase authorization.  As of April 3, 2022, approximately $110 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization (excluded from the table above). This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 44

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005.
3.2
The Company's By-laws, as amended and restated as of February 21, 2017, are incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

10.1
Stock Purchase Agreement, dated February 14, 2022, between Milton Hershey School Trust, by its trustee, Hershey Trust Company, and The Hershey Company, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 16, 2022.

31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2022, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	April 28, 2022	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	April 28, 2022	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q1 2022 Form 10-Q | Page 46