Form 10-Q
period 2022-07-03
HERSHEY CO
filed 2022-07-28
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
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
Common Stock, one dollar par value—146,869,652 shares, as of July 22, 2022.
Class B Common Stock, one dollar par value—58,113,777 shares, as of July 22, 2022.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended July 3, 2022

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales	$2,372,582	$1,989,422	$5,038,803	$4,285,370
Cost of sales	1,372,583	1,063,977	2,793,324	2,310,974
Gross profit	999,999	925,445	2,245,479	1,974,396
Selling, marketing and administrative expense	543,468	467,629	1,067,684	962,294
Business realignment costs	—	1,141	274	2,383
Operating profit	456,531	456,675	1,177,521	1,009,719
Interest expense, net	33,413	31,065	66,592	67,501
Other (income) expense, net	19,658	7,194	30,065	9,608
Income before income taxes	403,460	418,416	1,080,864	932,610
Provision for income taxes	87,904	117,186	231,830	234,509
Net income including noncontrolling interest	315,556	301,230	849,034	698,101
Less: Net gain attributable to noncontrolling interest	—	—	—	1,072
Net income attributable to The Hershey Company	$315,556	$301,230	$849,034	$697,029

Net income per share—basic:
Common stock	$1.57	$1.50	$4.24	$3.46
Class B common stock	$1.44	$1.36	$3.85	$3.14

Net income per share—diluted:
Common stock	$1.53	$1.45	$4.10	$3.35
Class B common stock	$1.44	$1.36	$3.84	$3.13

Dividends paid per share:
Common stock	$0.901	$0.804	$1.802	$1.608
Class B common stock	$0.819	$0.731	$1.638	$1.462

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended						For the Six Months Ended
	July 3, 2022			July 4, 2021			July 3, 2022			July 4, 2021
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$315,556			$301,230			$849,034			$698,101
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation (losses) gains during period	$(16,758)	$—	(16,758)	$12,996	$—	12,996	$(2,340)	$—	(2,340)	$14,194	$—	14,194
Reclassification to earnings due to the sale of businesses	—	—	—	—	—	—	—	—	—	5,210	—	5,210
Pension and post-retirement benefit plans:
Net actuarial (loss) gain and service cost	(32,337)	7,758	(24,579)	18,481	(4,399)	14,082	(38,811)	7,191	(31,620)	20,705	(4,928)	15,777
Reclassification to earnings	9,481	(2,275)	7,206	8,936	(2,201)	6,735	13,441	(3,226)	10,215	15,789	(4,068)	11,721
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	5,278	(1,511)	3,767	(6,344)	(446)	(6,790)	(646)	(637)	(1,283)	(7,979)	(159)	(8,138)
Reclassification to earnings	4,289	(296)	3,993	5,681	158	5,839	6,885	(1,023)	5,862	8,818	(382)	8,436
Total other comprehensive income, net of tax	$(30,047)	$3,676	(26,371)	$39,750	$(6,888)	32,862	$(21,471)	$2,305	(19,166)	$56,737	$(9,537)	47,200
Total comprehensive income including noncontrolling interest			$289,185			$334,092			$829,868			$745,301
Comprehensive (loss) income attributable to noncontrolling interest			—			(8)			—			6,326
Comprehensive income attributable to The Hershey Company			$289,185			$334,100			$829,868			$738,975

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 3, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$339,722	$329,266
Accounts receivable—trade, net	654,399	671,464
Inventories	1,208,239	988,511
Prepaid expenses and other	226,105	256,965
Total current assets	2,428,465	2,246,206
Property, plant and equipment, net	2,590,826	2,586,187
Goodwill	2,616,497	2,633,174
Other intangibles	2,007,748	2,037,588
Other non-current assets	904,822	868,203
Deferred income taxes	40,516	40,873
Total assets	$10,588,874	$10,412,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$876,193	$692,338
Accrued liabilities	736,685	855,638
Accrued income taxes	20,543	3,070
Short-term debt	914,916	939,423
Current portion of long-term debt	752,573	2,844
Total current liabilities	3,300,910	2,493,313
Long-term debt	3,340,472	4,086,627
Other long-term liabilities	764,041	787,058
Deferred income taxes	291,711	288,004
Total liabilities	7,697,134	7,655,002

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2022 and 2021	—	—
Common stock, shares issued: 163,439,248 at July 3, 2022 and 160,939,248 at December 31, 2021	163,439	160,939
Class B common stock, shares issued: 58,113,777 at July 3, 2022 and 60,613,777 at December 31, 2021	58,114	60,614
Additional paid-in capital	1,258,091	1,260,331
Retained earnings	3,208,598	2,719,936
Treasury—common stock shares, at cost: 16,581,634 at July 3, 2022 and 15,444,011 at December 31, 2021	(1,528,121)	(1,195,376)
Accumulated other comprehensive loss	(268,381)	(249,215)
Total stockholders’ equity	2,891,740	2,757,229
Total liabilities and stockholders’ equity	$10,588,874	$10,412,231

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 3, 2022	July 4, 2021
Operating Activities
Net income including noncontrolling interest	$849,034	$698,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,882	153,929
Stock-based compensation expense	32,561	32,482
Deferred income taxes	7,388	5,789
Write-down of equity investments	27,440	7,771
Other	66,235	51,355
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	19,216	88,945
Inventories	(220,071)	(68,968)
Prepaid expenses and other current assets	(3,588)	14,432
Accounts payable and accrued liabilities	123,335	(33,238)
Accrued income taxes	51,927	68,317
Contributions to pension and other benefit plans	(14,331)	(9,338)
Other assets and liabilities	(10,255)	8,075
Net cash provided by operating activities	1,113,773	1,017,652
Investing Activities
Capital additions (including software)	(240,960)	(227,607)
Equity investments in tax credit qualifying partnerships	(116,191)	(57,445)
Business acquisitions, net of cash and cash equivalents acquired	—	(418,191)
Other investing activities	6,166	3,123
Net cash used in investing activities	(350,985)	(700,120)
Financing Activities
Net (decrease) increase in short-term debt	(24,507)	137,027
Repayment of long-term debt and finance leases	(2,473)	(436,957)
Cash dividends paid	(360,984)	(324,304)
Repurchase of common stock	(355,271)	(434,346)
Proceeds from exercised stock options	21,770	31,749
Taxes withheld and paid on employee stock awards	(33,940)	(14,860)
Net cash used in financing activities	(755,405)	(1,041,691)
Effect of exchange rate changes on cash and cash equivalents	3,073	(5,061)
Increase (decrease) in cash and cash equivalents, including cash classified as held for sale	10,456	(729,220)
Less: Increase in cash and cash equivalents classified as held for sale	—	11,434
Net increase (decrease) in cash and cash equivalents	10,456	(717,786)
Cash and cash equivalents, beginning of period	329,266	1,143,987
Cash and cash equivalents, end of period	$339,722	$426,201
Supplemental Disclosure
Interest paid	$61,657	$68,345
Income taxes paid	172,888	139,078

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 5

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended July 3, 2022 and July 4, 2021
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, April 3, 2022	$—	$161,939	$59,614	$1,243,240	$3,071,416	$(1,378,651)	$(242,009)	$2,915,549
Net income					315,556			315,556
Other comprehensive loss							(26,372)	(26,372)
Dividends (including dividend equivalents):
Common Stock, $0.901 per share					(129,551)			(129,551)
Class B Common Stock, $0.819 per share					(48,823)			(48,823)
Conversion of Class B Common Stock into Common Stock		1,500	(1,500)					—
Stock-based compensation				17,146				17,146
Exercise of stock options and incentive-based transactions				(2,295)		2,451		156
Repurchase of common stock						(151,921)		(151,921)
Balance, July 3, 2022	$—	$163,439	$58,114	$1,258,091	$3,208,598	$(1,528,121)	$(268,381)	$2,891,740

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, April 4, 2021	$—	$160,939	$60,614	$1,195,748	$2,162,464	$(994,765)	$(329,006)	$8,852	$2,264,846
Net income					301,230			—	301,230
Other comprehensive income							32,870	(8)	32,862
Dividends (including dividend equivalents):
Common Stock, $0.804 per share					(117,581)				(117,581)
Class B Common Stock, $0.731 per share					(44,308)				(44,308)
Stock-based compensation				17,121					17,121
Exercise of stock options and incentive-based transactions				5,839		7,871			13,710
Repurchase of common stock						(193,987)			(193,987)
Balance, July 4, 2021	$—	$160,939	$60,614	$1,218,708	$2,301,805	$(1,180,881)	$(296,136)	$8,844	$2,273,893

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 6

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended July 3, 2022 and July 4, 2021
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2021	$—	$160,939	$60,614	$1,260,331	$2,719,936	$(1,195,376)	$(249,215)	$2,757,229
Net income					849,034			849,034
Other comprehensive income							(19,166)	(19,166)
Dividends (including dividend equivalents):
Common Stock, $1.802 per share					(262,725)			(262,725)
Class B Common Stock, $1.638 per share					(97,647)			(97,647)
Conversion of Class B Common Stock into Common Stock		2,500	(2,500)					—
Stock-based compensation				32,460				32,460
Exercise of stock options and incentive-based transactions				(34,700)		22,526		(12,174)
Repurchase of common stock						(355,271)		(355,271)
Balance, July 3, 2022	$—	$163,439	$58,114	$1,258,091	$3,208,598	$(1,528,121)	$(268,381)	$2,891,740

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2020	$—	$160,939	$60,614	$1,191,200	$1,928,673	$(768,992)	$(338,082)	$3,531	$2,237,883
Net income					697,029			1,072	698,101
Other comprehensive income							41,946	5,254	47,200
Dividends (including dividend equivalents):
Common Stock, $1.608 per share					(235,280)				(235,280)
Class B Common Stock, $1.462 per share					(88,617)				(88,617)
Stock-based compensation				33,076					33,076
Exercise of stock options and incentive-based transactions				(5,568)		22,457			16,889
Repurchase of common stock						(434,346)			(434,346)
Divestiture of noncontrolling interest								(1,013)	(1,013)
Balance, July 4, 2021	$—	$160,939	$60,614	$1,218,708	$2,301,805	$(1,180,881)	$(296,136)	$8,844	$2,273,893

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 7

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
Operating results for the quarter ended July 3, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 8

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
2. BUSINESS ACQUISITIONS AND DIVESTITURE
2021 Activity
Pretzels Inc.
On December 14, 2021, we completed the acquisition of Pretzels Inc. (“Pretzels”), previously a privately held company that manufactures and sells pretzels and other salty snacks for other branded products and private labels in the United States. Pretzels is an industry leader in the pretzel category with a product portfolio that includes filled, gluten free and seasoned pretzels, as well as extruded snacks that complements Hershey’s snacks portfolio. Based in Bluffton, Indiana, Pretzels operates three manufacturing locations in Indiana and Kansas. Pretzels provides Hershey deep pretzel category and product expertise and the manufacturing capabilities to support brand growth and future pretzel innovation. The initial cash consideration paid for Pretzels totaled $304,334 and consisted of cash on hand and short-term borrowings. Acquisition-related costs for the Pretzels acquisition were immaterial.
The acquisition has been accounted for as a business combination and, accordingly, Pretzels has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

	Initial Allocation (1)	Adjustments	Updated Allocation
Goodwill	$165,301	$890	$166,191
Other intangible assets	32,100	(6,000)	26,100
Current assets acquired	30,717	118	30,835
Property, plant and equipment, net	96,099	4,617	100,716
Other non-current assets, primarily operating lease ROU assets	111,787	—	111,787
Deferred income taxes	541	232	773
Current liabilities assumed	(22,713)	—	(22,713)
Other long-term liabilities, primarily operating lease liabilities	(109,355)	—	(109,355)
Net assets acquired	$304,477	$(143)	$304,334
(1) As reported in the Company’s 2021 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 9

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The purchase price allocation presented above is preliminary. The measurement period adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired. We are in the process of evaluating additional information necessary to finalize the valuation of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, post-closing adjustments to the working capital acquired including certain holdbacks. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation, including other intangible assets, goodwill and the related tax impact of such adjustments. We expect to finalize the purchase price allocation by the end of the third quarter of 2022.
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
(1) As reported in the Company’s 2021 Annual Report on Form 10-K.
The purchase price allocation presented above is preliminary. The measurement period adjustments, specifically to other intangible assets and resulting impact on the valuation of goodwill, are principally related to the refinement of certain assumptions in the value of customer relationships based on an analysis of historical customer-specific data. The remaining measurement period adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired and liabilities assumed. We are in the process of evaluating additional information necessary to finalize the valuation of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, post-closing adjustments to the working capital acquired including certain holdbacks. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation, including other intangible assets and goodwill. We expect to finalize the purchase price allocation by the end of the third quarter of 2022.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 10

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
Lily's Sweets, LLC
On June 25, 2021, we completed the acquisition of Lily’s Sweets, LLC (“Lily’s”), previously a privately held company that sells a line of sugar-free and low-sugar confectionery foods to retailers and distributors in the United States and Canada. Lily’s products include dark and milk chocolate style bars, baking chips, peanut butter cups and other confection products that complement Hershey’s confectionery and confectionery-based portfolio. The cash consideration paid for Lily’s totaled $422,210 and the Company may be required to pay additional cash consideration if certain defined targets related to net sales and gross margin were exceeded during the period from the closing date through December 31, 2021. As of the acquisition date, the estimated fair value of the contingent consideration obligation was classified as a liability of $5,000 and was determined using a scenario-based analysis on forecasted future results. Based on financial results through December 31, 2021, the fair value was reduced during the fourth quarter of 2021 to $1,250, with the adjustment to fair value recorded in the selling, marketing and administrative (“SM&A”) expense caption within the Consolidated Statements of Income. We paid this contingent consideration during the second quarter of 2022. Acquisition-related costs for the Lily’s acquisition were immaterial.

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

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the six months ended July 3, 2022 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Balance at December 31, 2021	$2,026,006	$589,798	$17,370	$2,633,174
Measurement period adjustments (see Note 2)	—	(14,070)	—	(14,070)
Foreign currency translation	(2,196)	—	(411)	(2,607)
Balance at July 3, 2022	$2,023,810	$575,728	$16,959	$2,616,497

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	July 3, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,703,938	$(166,207)	$1,705,390	$(141,760)
Customer-related	514,807	(79,641)	504,667	(65,131)
Patents	8,458	(8,458)	8,623	(8,623)
Total	2,227,203	(254,306)	2,218,680	(215,514)

Intangible assets not subject to amortization:
Trademarks	34,851		34,422
Total other intangible assets	$2,007,748		$2,037,588
Total amortization expense for the three months ended July 3, 2022 and July 4, 2021 was $20,060 and $11,635, respectively. Total amortization expense for the six months ended July 3, 2022 and July 4, 2021 was $39,918 and $23,256, respectively. In 2022, our amortization expense increased as a result of our 2021 business combination activity (see Note 2).
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
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of July 3, 2022, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 12

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	July 3, 2022	December 31, 2021
Short-term foreign bank borrowings against lines of credit	$130,919	$119,038
U.S. commercial paper	783,997	820,385
Total short-term debt	$914,916	$939,423
Weighted average interest rate on outstanding commercial paper	1.5%	0.1%

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	July 3, 2022	December 31, 2021
2.625% Notes	May 1, 2023	250,000	250,000
3.375% Notes	May 15, 2023	500,000	500,000
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes	June 1, 2030	350,000	350,000
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		70,622	69,146
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(21,216)	(23,314)
Total long-term debt		4,093,045	4,089,471
Less—current portion		752,573	2,844
Long-term portion		$3,340,472	$4,086,627
Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Interest expense	$35,635	$34,768	$71,006	$73,531
Capitalized interest	(1,833)	(3,084)	(3,668)	(4,801)
Interest expense	33,802	31,684	67,338	68,730
Interest income	(389)	(619)	(746)	(1,229)
Interest expense, net	$33,413	$31,065	$66,592	$67,501

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 13

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

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $479,441 as of July 3, 2022 and $313,200 as of December 31, 2021.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $111,898 at July 3, 2022 and $94,623 at December 31, 2021. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $358 at July 3, 2022 and $2,993 at December 31, 2021. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at July 3, 2022 and December 31, 2021 was $23,934 and $24,975, respectively.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 14

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of July 3, 2022 and December 31, 2021:

	July 3, 2022		December 31, 2021
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$5,144	$2,175	$2,949	$711

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	1,542	5,646	2,423	1,376
Deferred compensation derivatives	—	4,244	2,412	—
Foreign exchange contracts	269	118	550	—
	1,811	10,008	5,385	1,376
Total	$6,955	$12,183	$8,334	$2,087

(1)Derivative assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of July 3, 2022, amounts reflected on a net basis in liabilities were assets of $44,546 and liabilities of $50,192, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2021 were assets of $31,774 and liabilities of $32,701. At July 3, 2022 and December 31, 2021, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended July 3, 2022 and July 4, 2021 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2022	2021	2022	2021	2022	2021
Commodities futures and options	$(8,754)	$16,877	$—	$—	$—	$—
Foreign exchange contracts	(114)	435	5,278	(6,344)	(1,580)	(2,972)
Interest rate swap agreements	—	—	—	—	(2,709)	(2,709)
Deferred compensation derivatives	(4,244)	1,956	—	—	—	—
Total	$(13,112)	$19,268	$5,278	$(6,344)	$(4,289)	$(5,681)

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended July 3, 2022 and July 4, 2021 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2022	2021	2022	2021	2022	2021
Commodities futures and options	$42,071	$30,556	$—	$—	$—	$—
Foreign exchange contracts	(134)	573	(646)	(7,979)	(1,377)	(3,144)
Interest rate swap agreements	—	—	—	—	(5,508)	(5,674)
Deferred compensation derivatives	(5,044)	3,510	—	—	—	—
Total	$36,893	$34,639	$(646)	$(7,979)	$(6,885)	$(8,818)

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
The amount of pre-tax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $8,048 as of July 3, 2022. This amount is primarily associated with interest rate swap agreements.
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

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of July 3, 2022 and December 31, 2021:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
July 3, 2022:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$5,413	$—	$5,413
Commodities futures and options (3)	1,542	—	—	1,542
Liabilities:
Foreign exchange contracts (1)	—	2,293	—	2,293
Deferred compensation derivatives (2)	—	4,244	—	4,244
Commodities futures and options (3)	5,646	—	—	5,646
December 31, 2021:
Assets:
Foreign exchange contracts (1)	$—	$3,499	$—	$3,499
Deferred compensation derivatives (2)	—	2,412	—	2,412
Commodities futures and options (3)	2,423	—	—	2,423
Liabilities:
Foreign exchange contracts (1)	—	711	—	711
Commodities futures and options (3)	1,376	—	—	1,376
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
(2)The fair value of deferred compensation derivatives is based on quoted prices for market interest rates and a broad market equity index.
(3)The fair value of commodities futures and options contracts is based on quoted market prices.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 17

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of July 3, 2022 and December 31, 2021 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	July 3, 2022	December 31, 2021	July 3, 2022	December 31, 2021
Current portion of long-term debt	$754,596	$2,844	$752,573	$2,844
Long-term debt	3,021,621	4,274,304	3,340,472	4,086,627
Total	$3,776,217	$4,277,148	$4,093,045	$4,089,471

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
During the six months ended July 3, 2022 and July 4, 2021, we recorded no impairment charges.
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

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 18

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of lease expense for the three months ended July 3, 2022 and July 4, 2021 were as follows:

		Three Months Ended
Lease expense	Classification	July 3, 2022	July 4, 2021
Operating lease cost	Cost of sales or SM&A (1)	$12,710	$11,088
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	1,768	1,999
Interest on lease liabilities	Interest expense, net	1,036	1,109
Net lease cost (2)		$15,514	$14,196
The components of lease expense for the six months ended July 3, 2022 and July 4, 2021 were as follows:

		Six Months Ended
Lease expense	Classification	July 3, 2022	July 4, 2021
Operating lease cost	Cost of sales or SM&A (1)	$25,497	$22,554
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	3,450	4,061
Interest on lease liabilities	Interest expense, net	2,053	2,221
Net lease cost (2)		$31,000	$28,836
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.
Information regarding our lease terms and discount rates were as follows:

	July 3, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	15.2	15.4
Finance leases	29.1	30.0

Weighted-average discount rate
Operating leases	3.1%	3.1%
Finance leases	6.1%	6.1%

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	July 3, 2022	December 31, 2021
Assets
Operating lease ROU assets	Other non-current assets	$337,311	$351,712

Finance lease ROU assets, at cost	Property, plant and equipment, gross	85,347	89,190
Accumulated amortization	Accumulated depreciation	(13,512)	(16,694)
Finance lease ROU assets, net	Property, plant and equipment, net	71,835	72,496

Total leased assets		$409,146	$424,208

Liabilities
Current
Operating	Accrued liabilities	$32,468	$36,292
Finance	Current portion of long-term debt	3,272	3,564
Non-current
Operating	Other long-term liabilities	302,954	310,899
Finance	Long-term debt	67,350	65,582
Total lease liabilities		$406,044	$416,337

The maturity of our lease liabilities as of July 3, 2022 were as follows:

	Operating leases	Finance leases	Total
2022 (rest of year)	$21,113	$3,758	$24,871
2023	40,199	6,495	46,694
2024	37,171	5,560	42,731
2025	26,070	4,397	30,467
2026	22,271	4,025	26,296
Thereafter	284,609	146,085	430,694
Total lease payments	431,433	170,320	601,753
Less: Imputed interest	96,011	99,698	195,709
Total lease liabilities	$335,422	$70,622	$406,044

Supplemental cash flow and other information related to leases were as follows:

	Six Months Ended
	July 3, 2022	July 4, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,783	$21,773
Operating cash flows from finance leases	2,053	2,221
Financing cash flows from finance leases	2,473	2,240

ROU assets obtained in exchange for lease liabilities:
Operating leases	$6,317	$6,190
Finance leases	4,192	436

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 20

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

Both equity and cost method investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates were $139,731 and $93,089 as of July 3, 2022 and December 31, 2021, respectively.
9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Cost of sales	$(23)	$1,042	$4	$5,037
Selling, marketing and administrative expense	722	1,286	1,702	2,976
Business realignment costs	—	1,141	274	2,383
Costs associated with business realignment activities	$699	$3,469	$1,980	$10,396
Costs recorded by program during the three and six months ended July 3, 2022 and July 4, 2021 related to these activities were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
International Optimization Program:
Severance and employee benefit costs	$5	$1,198	$285	$2,822
Other program costs	694	2,271	1,695	7,574
Total	$699	$3,469	$1,980	$10,396
Amounts classified as liabilities qualifying as exit and disposal costs primarily represent employee-related and certain third-party service provider charges, however, such amounts at July 3, 2022 are not significant.
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

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 21

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Program relate to the International segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
For the six months ended July 3, 2022 and July 4, 2021, we recognized total costs associated with the International Optimization Program of $1,980 and $10,396, respectively. These charges predominantly included third-party charges in support of our initiative to transform our China operating model, as well as severance and employee benefit costs. Since inception, we have incurred pre-tax charges to execute the program totaling $47,922.
10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the six months ended July 3, 2022 and July 4, 2021 were 21.4% and 25.1%, respectively. Relative to the statutory rate, the 2022 effective tax rate was impacted by state taxes, tax reserves and unfavorable foreign rate differential, partially offset by investment tax credits and the benefit of employee share-based payments.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Malaysia, Mexico, China, Canada and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $14,970 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
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

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 22

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended July 3, 2022 and July 4, 2021 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Service cost	$4,758	$5,433	$80	$45
Interest cost	6,263	4,536	1,158	965
Expected return on plan assets	(12,153)	(12,193)	—	—
Amortization of prior service credit	(1,412)	(1,535)	—	—
Amortization of net loss	3,108	5,604	25	—
Settlement loss	7,760	4,932	—	—
Total net periodic benefit cost	$8,324	$6,777	$1,263	$1,010
We made contributions of $289 and $5,584 to the pension plans and other benefits plans, respectively, during the second quarter of 2022. In the second quarter of 2021, we made contributions of $325 and $4,000 to our pension plans and other benefit plans, respectively. The contributions in 2022 and 2021 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The components of net periodic benefit cost for the six months ended July 3, 2022 and July 4, 2021 were as follows:

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Service cost	$9,611	$10,922	$158	$90
Interest cost	11,628	8,726	2,313	1,929
Expected return on plan assets	(24,815)	(24,612)	—	—
Amortization of prior service credit	(2,825)	(3,071)	—	—
Amortization of net loss	5,839	11,420	51	—
Settlement loss	10,376	7,440	—	—
Total net periodic benefit cost	$9,814	$10,825	$2,522	$2,019
We made contributions of $3,756 and $10,575 to the pension plans and other benefits plans, respectively, during the first six months of 2022. In the first six months of 2021, we made contributions of $1,183 and $8,155 to our pension plans and other benefit plans, respectively. The contributions in 2022 and 2021 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).
During the first six months of 2022, we recognized pension settlement charges in our hourly retirement plan and salaried retirement plan due to lump sum withdrawals by employees retiring or leaving the Company. The non-cash settlement charges, which represent the acceleration of a portion of the respective plan’s accumulated unrecognized actuarial loss, were triggered when the cumulative lump sum distributions exceeded the plan’s anticipated annual service and interest costs. In connection with the second quarter 2022 settlements, the related plan assets and liabilities were remeasured using a discount rate as of the remeasurement date that was 204 basis points higher than the rate as of December 31, 2021 and an expected rate of return on plan assets of 5.8%.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 23

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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Pre-tax compensation expense	$17,224	$16,826	$32,561	$32,482
Related income tax benefit	3,684	4,500	6,935	8,023
Compensation expenses for stock compensation plans are primarily included in selling, marketing and administrative expense. As of July 3, 2022, total stock-based compensation expense related to non-vested awards not yet recognized was $102,149 and the weighted-average period over which this amount is expected to be recognized was approximately 2.0 years.
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

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 24

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

A summary of activity relating to grants of stock options for the period ended July 3, 2022 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	1,332,956	$102.78	4.4 years
Granted	4,025	$202.03
Exercised	(225,811)	$97.25
Forfeited	(3,858)	$102.97
Expired	(1,873)	$103.07
Outstanding as of July 3, 2022	1,105,439	$104.26	4.1 years	$129,044
Options exercisable as of July 3, 2022	1,067,113	$102.53	4.0 years	$126,416

The weighted-average fair value of options granted was $37.28 and $24.12 per share for the periods ended July 3, 2022 and July 4, 2021, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Six Months Ended
	July 3, 2022	July 4, 2021
Dividend yields	1.9%	2.2%
Expected volatility	21.1%	21.8%
Risk-free interest rates	1.9%	1.0%
Expected term in years	6.3	6.3
The total intrinsic value of options exercised was $24,870 and $21,453 for the periods ended July 3, 2022 and July 4, 2021, respectively.
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the six months ended July 3, 2022 and July 4, 2021 can range from 0% to 250% of the targeted amounts.
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
During the six months ended July 3, 2022 and July 4, 2021, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 25

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight- line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended July 3, 2022 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,303,521	$146.96
Granted	294,729	$210.80
Performance assumption change (1)	61,517	$283.27
Vested	(492,589)	$129.59
Forfeited	(17,106)	$154.43
Outstanding as of July 3, 2022	1,150,072	$181.14
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

	Six Months Ended
	July 3, 2022	July 4, 2021
Units granted	294,729	382,841
Weighted-average fair value at date of grant	$210.80	$153.39
Monte Carlo simulation assumptions:
Estimated values	$100.41	$66.44
Dividend yields	1.8%	2.2%
Expected volatility	25.3%	26.4%

The fair value of shares vested totaled $100,292 and $46,352 for the periods ended July 3, 2022 and July 4, 2021, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 264,911 units as of July 3, 2022. Each unit is equivalent to one share of the Company’s Common Stock.
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

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 26

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
Our segment net sales and earnings were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales:
North America Confectionery	$1,909,101	$1,690,372	$4,126,145	$3,675,788
North America Salty Snacks	256,297	128,203	482,419	249,621
International	207,184	170,847	430,239	359,961
Total	$2,372,582	$1,989,422	$5,038,803	$4,285,370

Segment income:
North America Confectionery	$618,864	$554,488	$1,400,749	$1,197,093
North America Salty Snacks	37,433	26,041	58,734	51,419
International	30,700	27,559	72,679	54,976
Total segment income	686,997	608,088	1,532,162	1,303,488
Unallocated corporate expense (1)	188,929	151,329	339,202	289,042
Unallocated mark-to-market losses (gains) on commodity derivatives	40,838	(3,385)	13,459	(5,669)
Costs associated with business realignment activities (see Note 9)	699	3,469	1,980	10,396
Operating profit	456,531	456,675	1,177,521	1,009,719
Interest expense, net (see Note 4)	33,413	31,065	66,592	67,501
Other (income) expense, net (see Note 17)	19,658	7,194	30,065	9,608
Income before income taxes	$403,460	$418,416	$1,080,864	$932,610
(1)Includes centrally-managed (a) corporate functional costs relating to legal, treasury, finance, and human resources, (b) expenses associated with the oversight and administration of our global operations, including warehousing,

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 27

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

distribution and manufacturing, information systems and global shared services, (c) non-cash stock-based compensation expense, (d) acquisition-related costs, and (e) other gains or losses that are not integral to segment performance.

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in income	$8,754	$(16,877)	$(42,071)	$(30,556)
Net gains on commodity derivative positions reclassified from unallocated to segment income	32,084	13,492	55,530	24,887
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$40,838	$(3,385)	$13,459	$(5,669)
As of July 3, 2022, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $73,456. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax gains on commodity derivatives of $74,325 to segment operating results in the next twelve months.

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
North America Confectionery	$57,439	$51,039	$113,347	$104,189
North America Salty Snacks	16,983	6,979	33,662	13,925
International	5,921	5,816	11,581	11,656
Corporate	13,503	12,198	26,292	24,159
Total	$93,846	$76,032	$184,882	$153,929

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales:
United States	$2,060,047	$1,681,397	$4,400,693	$3,664,120
All other countries	312,535	308,025	638,110	621,250
Total	$2,372,582	$1,989,422	$5,038,803	$4,285,370

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Six Months Ended July 3, 2022
	Shares	Dollars
		In thousands
Milton Hershey School Trust repurchase	1,000,000	$203,350
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	679,000	151,921
Total share repurchases	1,679,000	355,271
Shares issued for stock options and incentive compensation	(541,377)	(22,527)
Net change	1,137,623	$332,744
In February 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “School Trust”), pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the School Trust at a price equal to $203.35 per share, for a total purchase price of $203,350.
In July 2018, our Board of Directors approved a $500,000 share repurchase authorization to repurchase shares of our Common Stock. As of July 3, 2022, $109,983 remained available for repurchases of our Common Stock under this program. In May 2021, our Board of Directors approved an additional $500,000 share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
15. CONTINGENCIES
On February 12, 2021, Issouf Coubaly, individually and on behalf of proposed class members, filed a complaint (Coubaly v. Nestlé U.S.A. et al., 1:21-cv-00386-DLF (D.D.C. Feb. 12, 2021)) in the District Court of the District of Columbia, seeking injunctive relief and unspecified damages for alleged violations of child labor and human trafficking laws under the Trafficking Victims Protection Reauthorization Act. The Company was among several defendants named in the suit. The defendants filed a joint motion to dismiss the case on July 30, 2021, and on June 28, 2022, the District Court granted the motion and dismissed the case without prejudice. On July 22, 2022, the plaintiffs filed an appeal in the U.S. Court of Appeals for the District of Columbia challenging the dismissal of the case. The Company continues to believe that the suit, including the appeal, is without merit and is defending vigorously against the appeal.
In addition to the above-referenced matter, the Company is subject to certain legal proceedings and claims arising out of the ordinary course of our business, which cover a wide range of matters including trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters, human and workplace rights matters and tax. While it is not feasible to predict or determine the outcome of such proceedings and claims with certainty, in our opinion, these matters, both individually and in the aggregate, are not expected to have a material effect on our financial condition, results of operations or cash flows.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 29

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

16. EARNINGS PER SHARE
We compute basic earnings per share for Common Stock and Class B common stock using the two-class method. The Class B common stock is convertible into Common Stock on a share-for-share basis at any time. In June 2022, 1,500,000 shares of Class B Common Stock were converted to Common Stock by Hershey Trust Company, as trustee for the School Trust. The computation of diluted earnings per share for Common Stock assumes the conversion of Class B common stock using the if-converted method, while the diluted earnings per share of Class B common stock does not assume the conversion of those shares.

	Three Months Ended
	July 3, 2022		July 4, 2021
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$131,077	$48,823	$117,257	$44,308
Allocation of undistributed earnings	99,227	36,429	101,414	38,251
Total earnings—basic	$230,304	$85,252	$218,671	$82,559

Denominator (shares in thousands):
Total weighted-average shares—basic	146,362	59,114	146,111	60,614

Earnings Per Share—basic	$1.57	$1.44	$1.50	$1.36

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$230,304	$85,252	$218,671	$82,559
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	85,252	—	82,559	—
Reallocation of undistributed earnings	—	(189)	—	(179)
Total earnings—diluted	$315,556	$85,063	$301,230	$82,380

Denominator (shares in thousands):
Number of shares used in basic computation	146,362	59,114	146,111	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	59,114	—	60,614	—
Employee stock options	585	—	622	—
Performance and restricted stock units	388	—	324	—
Total weighted-average shares—diluted	206,449	59,114	207,671	60,614

Earnings Per Share—diluted	$1.53	$1.44	$1.45	$1.36
The earnings per share calculations for the three months ended July 3, 2022 and July 4, 2021 excluded 4 and 43 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 30

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Six Months Ended
	July 3, 2022		July 4, 2021
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$263,337	$97,647	$235,687	$88,617
Allocation of undistributed earnings	356,240	131,810	270,866	101,859
Total earnings—basic	$619,577	$229,457	$506,553	$190,476

Denominator (shares in thousands):
Total weighted-average shares—basic	146,248	59,530	146,550	60,614

Earnings Per Share—basic	$4.24	$3.85	$3.46	$3.14

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$619,577	$229,457	$506,553	$190,476
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	229,457	—	190,476	—
Reallocation of undistributed earnings	—	(722)	—	(484)
Total earnings—diluted	$849,034	$228,735	$697,029	$189,992

Denominator (shares in thousands):
Number of shares used in basic computation	146,248	59,530	146,550	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	59,530	—	60,614	—
Employee stock options	592	—	606	—
Performance and restricted stock units	491	—	356	—
Total weighted-average shares—diluted	206,861	59,530	208,126	60,614

Earnings Per Share—diluted	$4.10	$3.84	$3.35	$3.13
The earnings per share calculations for the six months ended July 3, 2022 and July 4, 2021 excluded 4 and 43 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 31

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$14,848	$4,880	$27,440	$7,771
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	4,749	2,304	2,567	1,820
Other (income) expense, net	61	10	58	17
Total	$19,658	$7,194	$30,065	$9,608

18. RELATED PARTY TRANSACTIONS
Hershey Trust Company, as trustee for the trust established by Milton S. and Catherine S. Hershey that has as its sole beneficiary the School Trust, maintains voting control over The Hershey Company.
In any given year, we may engage in certain transactions with Hershey Trust Company, Milton Hershey School, the Milton Hershey School Trust and companies owned by and/or affiliated with any of the foregoing. Most transactions with these related parties are immaterial and do not require disclosure, but certain transactions are more significant in nature and have been deemed material for disclosure.
A summary of material related party transactions with Hershey Trust Company and/or its affiliates for the six months ended July 3, 2022 is as follows:
Sale and Donation of Property, Plant and Equipment

In May 2022, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Hershey Trust Company, as trustee for the School Trust, pursuant to which the Company agreed to sell certain real and personal property consisting of approximately six acres of land located in Hershey, Pennsylvania, together with portions of a building located on the land. Additionally, in June 2022, the Company entered into a Donation Agreement with Hershey Trust Company, as trustee for The M.S. Hershey Foundation, pursuant to which the Company agreed to donate a portion of the building concurrently with the closing of the Purchase Agreement. The sale and donation transactions closed in June 2022. Total proceeds from the sale were approximately $6,300 (net of transaction and closing costs), resulting in a loss of $13,568, which was recorded in the SM&A expense caption within the Consolidated Statements of Income. The fair values of the disposed assets were supported by independent appraisals of fair market value and the proposed sales price submitted by a third-party buyer pursuant to a bona fide, arm’s length offer received prior to executing the Purchase Agreement.

Stock Purchase Agreement
In February 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, pursuant to which the Company purchased shares of its Common Stock from the School Trust (see Note 14).

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 32

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	July 3, 2022	December 31, 2021
Inventories:
Raw materials	$390,557	$395,358
Goods in process	164,444	110,008
Finished goods	841,036	649,082
Inventories at First In First Out	1,396,037	1,154,448
Adjustment to Last In First Out	(187,798)	(165,937)
Total inventories	$1,208,239	$988,511

Prepaid expenses and other:
Prepaid expenses	$95,761	$129,287
Other current assets	130,344	127,678
Total prepaid expenses and other	$226,105	$256,965

Property, plant and equipment:
Land	$156,706	$154,494
Buildings	1,523,736	1,508,139
Machinery and equipment	3,547,096	3,443,500
Construction in progress	245,159	294,824
Property, plant and equipment, gross	5,472,697	5,400,957
Accumulated depreciation	(2,881,871)	(2,814,770)
Property, plant and equipment, net	$2,590,826	$2,586,187

Other non-current assets:
Pension	$36,743	$71,618
Capitalized software, net	296,021	260,656
Operating lease ROU assets	337,311	351,712
Investments in unconsolidated affiliates	139,731	93,089
Other non-current assets	95,016	91,128
Total other non-current assets	$904,822	$868,203

Accrued liabilities:
Payroll, compensation and benefits	$213,224	$291,446
Advertising, promotion and product allowances	310,713	305,050
Operating lease liabilities	32,468	36,292
Other	180,280	222,850
Total accrued liabilities	$736,685	$855,638

Other long-term liabilities:
Post-retirement benefits liabilities	$185,214	$193,604
Pension benefits liabilities	33,030	37,023
Operating lease liabilities	302,954	310,899
Other	242,843	245,532
Total other long-term liabilities	$764,041	$787,058

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(102,365)	$(100,025)
Pension and post-retirement benefit plans, net of tax	(137,786)	(116,381)
Cash flow hedges, net of tax	(28,230)	(32,809)
Total accumulated other comprehensive loss	$(268,381)	$(249,215)

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 33

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
Our principal product offerings include chocolate and non-chocolate confectionery products; gum and mint refreshment products and protein bars; pantry items, such as baking ingredients, toppings and beverages; and snack items such as spreads, bars, and snack bites and mixes, popcorn and pretzels.
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

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 34

TRENDS AFFECTING OUR BUSINESS
On March 11, 2020, the World Health Organization designated coronavirus disease 2019 (“COVID-19”) as a global pandemic, which has spread worldwide and impacted various markets around the world, including the U.S. Throughout the pandemic we have remained committed to promoting the health and safety of our employees and communities and helping to maintain the global food supply. Through the first half of 2022, relatively minimal COVID-19 restrictions remained as vaccination status (including vaccine boosters) continued to increase around the world, albeit with slower than anticipated rollouts and challenges within certain countries. The lifting of restrictions has resulted in daily activities and habits being more representative of pre-pandemic times. However, beginning in 2021, and continuing through the six months ended July 3, 2022, the continued strong demand for consumer goods and the effects of COVID-19 mitigation strategies have led to broad-based supply chain disruptions across the U.S. and globally, including inflation on many consumer products, labor shortages and demand outpacing supply. As a result, during the six months ended July 3, 2022, we continued to experience corresponding incremental costs and gross margin pressures (see Results of Operations included in this MD&A). We are continuing to work closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.

In addition to COVID-19 and broad-based supply chain disruptions, certain geopolitical events, specifically the conflict between Russia and Ukraine, have increased global economic and political uncertainty. For the six months ended July 3, 2022, this conflict did not have a material impact on our commodity prices or supply availability. However, we are continuing to monitor for any significant escalation or expansion of economic or supply chain disruptions or broader inflationary costs, which may result in material adverse effects on our results of operations.

We experienced an increase in our net sales and net income during the three months ended July 3, 2022, which was primarily driven by strong everyday performance on our core U.S. confection brands and salty snack brands (see Segment Results included in this MD&A), partially offset by the aforementioned supply chain disruptions and gross margin pressures. As of July 3, 2022, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).

Based on the length and severity of COVID-19 and the conflict between Russia and Ukraine, including broad-based supply chain disruptions, rising levels of inflation, new trends in outbreaks and hotspots, the spread of COVID-19 variants, resurgences of COVID-19 cases and the continued distribution of vaccinations, we may experience continued volatility in retail foot traffic, consumer shopping and consumption behavior and may experience increasing supply chain costs and higher inflation. We will continue to evaluate the nature and extent of these potential and evolving impacts on our business, consolidated results of operations, segment results, liquidity and capital resources.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 35

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	July 3, 2022	July 4, 2021	Percent Change	July 3, 2022	July 4, 2021	Percent Change
In millions of dollars except per share amounts
Net sales	$2,372.6	$1,989.4	19.3%	$5,038.8	$4,285.4	17.6%
Cost of sales	1,372.6	1,064.0	29.0%	2,793.3	2,311.0	20.9%
Gross profit	1,000.0	925.4	8.1%	2,245.5	1,974.4	13.7%
Gross margin	42.1%	46.5%		44.6%	46.1%
Selling, marketing & administrative (“SM&A”) expenses	543.5	467.6	16.2%	1,067.7	962.3	11.0%
SM&A expense as a percent of net sales	22.9%	23.5%		21.2%	22.5%
Business realignment activities	—	1.1	(100.0)%	0.3	2.4	(88.5)%
Operating profit	456.5	456.7	NM	1,177.5	1,009.7	16.6%
Operating profit margin	19.2%	23.0%		23.4%	23.6%
Interest expense, net	33.4	31.1	7.6%	66.6	67.5	(1.3)%
Other (income) expense, net	19.7	7.2	173.3%	30.1	9.6	212.9%
Provision for income taxes	87.9	117.2	(25.0)%	231.8	234.5	(1.1)%
Effective income tax rate	21.8%	28.0%		21.4%	25.1%
Net income including noncontrolling interest	315.5	301.2	4.8%	849.0	698.1	21.6%
Less: Net gain attributable to noncontrolling interest	—	—	NM	—	1.1	(100.0)%
Net income attributable to The Hershey Company	$315.5	$301.2	4.8%	$849.0	$697.0	21.8%
Net income per share—diluted	$1.53	$1.45	5.5%	$4.10	$3.35	22.4%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - Second Quarter 2022 vs. Second Quarter 2021
Net Sales
Net sales increased 19.3% in the second quarter of 2022 compared to the same period of 2021, reflecting a favorable price realization of 9.5% primarily due to higher list prices across our reportable segments, in addition to lower levels of promotional activity versus the prior year period, a 5.3% benefit from the 2021 acquisitions of Pretzels, Dot’s and Lily’s, and a volume increase of 4.6% driven by the replenishment of distributor inventory levels, primarily in the North America Confectionery segment, along with the favorable price elasticities in the North America Salty Snacks and International segments. These increases were offset by an unfavorable impact from foreign currency exchange rates of 0.1%.
Key U.S. Marketplace Metrics
For the second quarter of 2022, our total U.S. retail takeaway increased 17.1% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway increased 17.0% and experienced a CMG market share loss of approximately 61 basis points as a result of capacity constraints limiting the Company’s ability to fully service consumer demand.
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

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 36

Incorporated (“IRI”), the Company’s market insights and analytics provider, and provide a means to assess our retail takeaway and market position relative to the overall category.
Cost of Sales and Gross Margin
Cost of sales increased 29.0% in the second quarter of 2022 compared to the same period of 2021. The increase was driven by higher sales volume, higher freight and logistics costs, as well as higher supply chain inflation costs and an incremental $25.6 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases. The increase was partially offset by favorable price realization and supply chain productivity.
Gross margin decreased by 440 basis points in the second quarter of 2022 compared to the same period of 2021. The decrease was driven by higher freight and logistics costs, higher supply chain inflation costs, as well as unfavorable year-over-year mark-to-market impact from commodity derivative instruments and unfavorable product mix. These declines were offset by favorable price realization and volume increases.
SM&A Expenses
SM&A expenses increased $75.9 million, or 16.2%, in the second quarter of 2022 compared to the same period of 2021. Total advertising and related consumer marketing expenses increased 3.2% driven by moderate advertising increases across non-capacity constrained brands and segments, which were largely offset by cost efficiencies related to new media partners, primarily benefiting the North America Confectionery segment. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 22.4% in the second quarter of 2022 driven by an increase in acquisition and integration related costs, as well as higher compensation costs and investments in capabilities and technology.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. In the second quarter of 2022, we recorded no business realignment costs versus costs of $1.1 million in the second quarter of 2021 related to the International Optimization Program. This program is focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit was $456.5 million in the second quarter of 2022 compared to $456.7 million in the same period of 2021 predominantly due to higher SM&A expenses, as noted above, partially offset by higher gross profit. Operating profit margin decreased to 19.2% in 2022 from 23.0% in 2021 driven by these same factors.
Interest Expense, Net
Net interest expense was $2.3 million higher in the second quarter of 2022 compared to the same period of 2021. The increase was primarily due to higher short-term debt balances in 2022 versus 2021, specifically outstanding commercial paper borrowings. This increase was partially offset by lower average long-term debt balances, specifically resulting from the repayment of $350 million of 3.100% Notes upon their maturity in May 2021.
Other (Income) Expense, Net
Other (income) expense, net was $19.7 million in the second quarter of 2022 versus net expense of $7.2 million in the second quarter of 2021. The increase in net expense was primarily due to higher write-downs on equity investments qualifying for tax credits in 2022 versus 2021 and higher non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 37

Income Taxes and Effective Tax Rate
The effective income tax rate was 21.8% for the second quarter of 2022 compared with 28.0% for the second quarter of 2021. Relative to the 21% statutory rate, the 2022 effective tax rate was impacted by state taxes, unfavorable foreign rate differential and tax reserves, partially offset by investment tax credits and the benefit of employee share-based payments. Relative to the 21% statutory rate, the 2021 effective tax rate was impacted by incremental tax reserves incurred as a result of an adverse ruling in connection with a non-U.S. tax litigation matter as well as state taxes, partially offset by investment tax credits.

Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $14.3 million, or 4.8%, while EPS-diluted increased $0.08, or 5.5%, in the second quarter of 2022 compared to the same period of 2021. The increase in both net income and EPS-diluted was driven primarily by higher gross profit and lower income taxes, partially offset by higher SM&A expenses and higher other income and expenses, as noted above. Our 2022 EPS-diluted benefited from lower weighted-average shares outstanding as a result of share repurchases.
Results of Operations - First Six Months 2022 vs. First Six Months 2021
Net Sales
Net sales increased 17.6% in the first six months of 2022 compared to the same period of 2021, reflecting a favorable price realization of 7.8% primarily due to higher list prices across our reportable segments, a 4.9% benefit from the 2021 acquisitions of Pretzels, Dot’s and Lily’s, and a volume increase of 4.9% driven by an increase in everyday core U.S. confection brands and our salty snacks portfolio.
Cost of Sales and Gross Margin
Cost of sales increased 20.9% in the first six months of 2022 compared to the same period of 2021. The increase was driven by higher sales volume, higher freight and logistics costs and additional plant costs. These drivers were partially offset by an incremental $11.5 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases.
Gross margin decreased by 150 basis points in the first six months of 2022 compared to the same period of 2021. The decrease was driven by higher freight and logistics costs, higher supply chain inflation costs and unfavorable product mix. These declines were offset by favorable year-over-year mark-to-market impact from commodity derivative instruments, as well as favorable price realization and volume increases.
SM&A Expenses
SM&A expenses increased $105.4 million, or 11.0%, in the first six months of 2022 compared to the same period of 2021. Total advertising and related consumer marketing expenses increased 1.1% driven by increases in the North America Salty Snacks and International segments to raise brand awareness, offset by lower advertising in the North America Confectionery segment in response to sustained consumer demand and capacity constraints on select brands. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 16.2% in the first six months of 2022 driven by an increase in acquisition and integration related costs, as well as higher compensation costs and investments in capabilities and technology.
Business Realignment Activities
During the first six months of 2022, we recorded business realignment costs of $0.3 million versus $2.4 million in the first six months of 2021 related to the International Optimization Program. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 16.6% in the first six months of 2022 compared to the same period of 2021 predominantly due to higher gross profit, partially offset by higher SM&A expenses, as noted above. Operating profit margin was 23.4% in 2022 and 23.6% in 2021 driven by the same factors noted above that resulted in lower gross margin for the period.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 38

Interest Expense, Net
Net interest expense was $0.9 million lower in the first six months of 2022 compared to the same period of 2021. The decrease was primarily due to lower average long-term debt balances, specifically resulting from the repayment of $84.7 million of 8.800% Debentures upon their maturity in February 2021 and $350 million of 3.100% Notes upon their maturity in May 2021.
Other (Income) Expense, Net
Other (income) expense, net was $30.1 million in the first six months of 2022 versus expense of $9.6 million in the first six months of 2021. The increase in net expense was primarily due to higher write-downs on equity investments qualifying for tax credits in 2022 versus 2021 and higher non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 21.4% for the first six months of 2022 compared with 25.1% for the first six months of 2021. Relative to the 21% statutory rate, the 2022 effective tax rate was impacted by state taxes, tax reserves and unfavorable foreign rate differential, partially offset by investment tax credits and the benefit of employee share-based payments. Relative to the 21% statutory rate, the 2021 effective tax rate was impacted by incremental tax reserves incurred as a result of an adverse ruling in connection with a non-U.S. tax litigation matter as well as state taxes, partially offset by investment tax credits and the benefit of employee share-based payments.
Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $152.0 million, or 21.8%, while EPS-diluted increased $0.75, or 22.4%, in the first six months of 2022 compared to the same period of 2021. The increase in both net income and EPS-diluted was driven primarily by higher gross profit, partially offset by higher SM&A expenses and higher other income and expenses. Our 2022 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 39

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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
In millions of dollars
Net Sales:
North America Confectionery	$1,909.1	$1,690.4	$4,126.2	$3,675.8
North America Salty Snacks	256.3	128.2	482.4	249.6
International	207.2	170.8	430.2	360.0
Total	$2,372.6	$1,989.4	$5,038.8	$4,285.4

Segment Income:
North America Confectionery	$618.9	$554.5	$1,400.7	$1,197.1
North America Salty Snacks	37.4	26.0	58.7	51.4
International	30.7	27.6	72.7	55.0
Total segment income	687.0	608.1	1,532.1	1,303.5
Unallocated corporate expense (1)	188.9	151.3	339.1	289.1
Unallocated mark-to-market losses (gains) on commodity derivatives (2)	40.8	(3.4)	13.5	(5.7)
Costs associated with business realignment activities	0.7	3.5	2.0	10.4
Operating profit	456.6	456.7	1,177.5	1,009.7
Interest expense, net	33.4	31.1	66.6	67.5
Other (income) expense, net	19.7	7.2	30.1	9.6
Income before income taxes	$403.5	$418.4	$1,080.8	$932.6
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

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 40

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery results, which accounted for 80.5% and 85.0% of our net sales for the three months ended July 3, 2022 and July 4, 2021, respectively, were as follows:

	Three Months Ended			Six Months Ended
	July 3, 2022	July 4, 2021	Percent Change	July 3, 2022	July 4, 2021	Percent Change
In millions of dollars
Net sales	$1,909.1	$1,690.4	12.9%	$4,126.2	$3,675.8	12.3%
Segment income	618.9	554.5	11.6%	1,400.7	1,197.1	17.0%
Segment margin	32.4%	32.8%		33.9%	32.6%
Results of Operations - Second Quarter 2022 vs. Second Quarter 2021
Net sales of our North America Confectionery segment increased $218.7 million, or 12.9%, in the second quarter of 2022 compared to the same period of 2021, reflecting a favorable price realization of 9.8% due to list price increases on certain products across our portfolio, a volume increase of 2.6% due to an increase in everyday core U.S. confection brands and a 0.8% increase from the 2021 acquisition of Lily’s, partially offset by an unfavorable impact from foreign currency exchange rates of 0.3%.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales increased approximately 5.3% during the second quarter of 2022 compared to the same period of 2021.
Our North America Confectionery segment income increased $64.4 million, or 11.6%, in the second quarter of 2022 compared to the same period of 2021, primarily due to favorable price realization and volume increases, partially offset by higher freight and logistics costs, higher supply chain inflation costs, as well as, unfavorable product mix.
Results of Operations - First Six Months 2022 vs. First Six Months 2021
Net sales of our North America Confectionery segment increased $450.4 million or 12.3% in the first six months of 2022 compared to the same period of 2021, reflecting a favorable price realization of 8.0% due to list price increases on certain products across our portfolio, a volume increase of 3.4% due to an increase in everyday core U.S. confection brands and a 1.0% increase from the 2021 acquisition of Lily’s, partially offset by an unfavorable impact from foreign currency exchange rates of 0.1%.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales increased approximately 11.6% during the first six months of 2022 compared to the same period of 2021.
Our North America Confectionery segment income increased $203.6 million or 17.0% in the first six months of 2022 compared to the same period of 2021, primarily due to favorable price realization and volume increases, partially offset by higher freight and logistics costs, higher supply chain inflation costs, as well as, unfavorable product mix.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 41

North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks results, which accounted for 10.8% and 6.4% of our net sales for the three months ended July 3, 2022 and July 4, 2021, respectively, were as follows:

	Three Months Ended			Six Months Ended
	July 3, 2022	July 4, 2021	Percent Change	July 3, 2022	July 4, 2021	Percent Change
In millions of dollars
Net sales	$256.3	$128.2	99.9%	$482.4	$249.6	93.3%
Segment income	37.4	26.0	43.8%	58.7	51.4	14.2%
Segment margin	14.6%	20.3%		12.2%	20.6%
Results of Operations - Second Quarter 2022 vs. Second Quarter 2021
Net sales of our North America Salty Snacks segment increased $128.1 million, or 99.9%, in the second quarter of 2022 compared to the same period of 2021, reflecting a 71.6% benefit from the 2021 acquisitions of Dot’s and Pretzels, a favorable price realization of 14.6% due to higher prices on certain products and related trade promotions and a volume increase of 13.7% primarily related to SkinnyPop and Pirate’s Booty snacks.
Our North America Salty Snacks segment income increased $11.4 million, or 43.8%, in the second quarter of 2022 compared to the same period of 2021 due to favorable price realization and volume increases, partially offset by higher freight and logistics costs, higher supply chain inflation costs, as well as unfavorable product mix.
Results of Operations - First Six Months 2022 vs. First Six Months 2021
Net sales of our North America Salty Snacks segment increased $232.8 million, or 93.3%, in the first six months of 2022 compared to the same period of 2021, reflecting a 70.4% benefit from the 2021 acquisitions of Dot’s and Pretzels, a favorable price realization of 14.1% due to higher prices on certain products and related trade promotions and a volume increase of 8.8% primarily related to SkinnyPop and Pirate’s Booty snacks.
Our North America Salty Snacks segment income increased $7.3 million, or 14.2%, in the second quarter of 2022 compared to the same period of 2021, due to favorable price realization and volume increases, partially offset by unfavorable product mix, as well as higher supply chain inflation costs and increased advertising and related consumer marketing costs.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 42

International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in Asia, Latin America, Europe, Africa and the Middle East, along with exports to these regions. International results, which accounted for 8.7% and 8.6% of our net sales for the three months ended July 3, 2022 and July 4, 2021, respectively, were as follows:

	Three Months Ended			Six Months Ended
	July 3, 2022	July 4, 2021	Percent Change	July 3, 2022	July 4, 2021	Percent Change
In millions of dollars
Net sales	$207.2	$170.8	21.3%	$430.2	$360.0	19.5%
Segment income	30.7	27.6	11.3%	72.7	55.0	32.2%
Segment margin	14.8%	16.2%		16.9%	15.3%
Results of Operations - Second Quarter 2022 vs. Second Quarter 2021
Net sales of our International segment increased $36.4 million, or 21.3%, in the second quarter of 2022 compared to the same period of 2021, reflecting a volume increase of 17.6% and a favorable price realization of 3.0%. The volume increase was primarily attributable to solid marketplace growth in Brazil, Mexico, and India, where net sales increased by 23.4%, 21.5%, and 14.1%, respectively. These increases also benefited from a favorable impact from foreign currency exchange rates of 0.7%.
Our International segment generated income of $30.7 million in the second quarter of 2022 compared to $27.6 million in the second quarter of 2021 with the improvement primarily resulting from execution of our International Optimization Program in China, as we streamline and optimize our China operating model, as well as volume increases and favorable price realization.
Results of Operations - First Six Months 2022 vs. First Six Months 2021
Net sales of our International segment increased $70.2 million, or 19.5%, in the first six months of 2022 compared to the same period of 2021, reflecting a volume increase of 18.2% and a favorable price realization of 0.9%. The volume increase was primarily attributable to solid marketplace growth in Brazil, Mexico, and India, where net sales increased by 28.0%, 25.5%, and 14.3%, respectively. These increases also benefited from a favorable impact from foreign currency exchange rates of 0.4%.
Our International segment generated income of $72.7 million in the first six months of 2022 compared to $55.0 million in the first six months of 2021 primarily resulting from volume increases and favorable price realization, as well as the execution of our International Optimization Program in China, as we streamline and optimize our China operating model.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 43

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
In the second quarter of 2022, unallocated corporate expense totaled $188.9 million, as compared to $151.3 million in the second quarter of 2021. The increase is primarily driven by higher acquisition and integration related costs, as well as incremental investments in capabilities and technology and higher compensation costs.
In the first six months of 2022, unallocated corporate expense totaled $339.1 million, as compared to $289.1 million in the first six months of 2021. The increase is primarily driven by higher acquisition and integration related costs, as well as incremental investments in capabilities and technology and higher compensation costs.
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
At July 3, 2022, our cash and cash equivalents totaled $339.7 million, an increase of $10.5 million compared to the 2021 year-end balance. We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during the ongoing COVID-19 pandemic. Additional detail regarding the net uses of cash are outlined in the following discussion.
Approximately 85% of the balance of our cash and cash equivalents at July 3, 2022 was held by subsidiaries domiciled outside of the United States. We intend to continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing, such as withholding tax, for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Six Months Ended
In millions of dollars	July 3, 2022	July 4, 2021
Net cash provided by (used in):
Operating activities	$1,113.8	$1,017.7
Investing activities	(351.0)	(700.1)
Financing activities	(755.4)	(1,041.7)
Effect of exchange rate changes on cash and cash equivalents	3.1	(5.1)
Less: Cash classified as assets held for sale	—	11.4
Increase (decrease) in cash and cash equivalents	$10.5	$(717.8)

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 44

Operating activities
We generated cash of $1,113.8 million from operating activities in the first six months of 2022, an increase of $96.1 million compared to $1,017.7 million in the same period of 2021. This increase in net cash provided by operating activities was mainly driven by the following factors:
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, a write-down of equity investments and other charges) resulted in $218.1 million of higher cash flow in 2022 relative to 2021.
•The increase in cash provided by operating activities was partially offset by the following net cash outflows:
•Net working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) consumed cash of $77.5 million in 2022, compared to $13.3 million in 2021. This $64.2 million fluctuation was mainly driven by a higher year-over-year build up of U.S. inventories to satisfy product requirements and maintain sufficient levels to accommodate customer requirements and an increase in cash used by accounts receivable due to the timing of customer payments, partially offset by the timing of vendor and supplier payments.

Investing activities
We used cash of $351.0 million for investing activities in the first six months of 2022, a decrease of $349.1 million compared to $700.1 million in the same period of 2021. This decrease in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, primarily to support our ERP system implementation, capacity expansion projects, innovation and cost savings, were $241.0 million in the first six months of 2022 compared to $227.6 million in the same period of 2021. We expect our full year 2022 capital expenditures, including capitalized software, to approximate $600 million. Our 2022 capital expenditures are largely driven by our key strategic initiatives, including expanding the agility and capacity of the Company’s supply chain and building digital infrastructure across the enterprise. We intend to use our existing cash and internally generated funds to meet our 2022 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We invested approximately $116.2 million in the first six months of 2022, compared to $57.4 million in the same period of 2021.
•Business Acquisition. In June 2021, we acquired Lily's for an initial cash purchase price of $418.2 million. Further details regarding our business acquisition activity is provided in Note 2 to the Unaudited Consolidated Financial Statements.
Financing activities
We used cash of $755.4 million for financing activities in the first six months of 2022, a decrease of $286.3 million compared to $1,041.7 million in the same period of 2021. This decrease in net cash used in financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first six months of 2022, we used cash of $24.5 million to reduce a portion of our short-term commercial paper borrowings originally used to fund our 2021 acquisitions of Dot’s and Pretzels, partially offset by an increase in short-term foreign bank borrowings. During the first six months of 2021, we generated cash of $137.0 million predominantly through the issuance of short-term commercial paper, partially offset by a reduction in short-term foreign borrowings.
•Long-term debt borrowings and repayments. During the first six months of 2022, long-term debt activity was minimal. During the first six months of 2021, we repaid $84.7 million of 8.800% Debentures due upon their maturity and $350.0 million of 3.100% Notes due upon their maturity.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 45

•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $361.0 million during the first six months of 2022, an increase of $36.7 million compared to $324.3 million in the same period of 2021. Details regarding our 2022 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	April 3, 2022	July 3, 2022
Dividends paid per share – Common stock	$0.901	$0.901
Dividends paid per share – Class B common stock	$0.819	$0.819
Total cash dividends paid	$181.1	$179.9
Declaration date	February 2, 2022	April 27, 2022
Record date	February 18, 2022	May 20, 2022
Payment date	March 15, 2022	June 15, 2022
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

	Six Months Ended
In millions	July 3, 2022	July 4, 2021
Milton Hershey School Trust repurchase	$203.4	$—
Shares repurchased in the open market under pre-approved share repurchase programs	—	150.0
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	151.9	284.3
Cash used for total share repurchases	$355.3	$434.3
Total shares repurchased under pre-approved share repurchase programs	—	0.9
In February 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust, pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the Milton Hershey School Trust at a price equal to $203.35 per share, for a total purchase price of $203.4 million.
In July 2018, our Board of Directors approved a $500 million share repurchase authorization. As of July 3, 2022, approximately $110 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion. We expect 2022 share repurchases to be in line with our traditional buyback strategy.
•Proceeds from exercised stock options and employee tax withholding. During the first six months of 2022, we received $21.8 million from employee exercises of stock options and paid $33.9 million of employee taxes withheld from share-based awards. During the first six months of 2021, we received $31.7 million from employee exercises of stock options and paid $14.9 million of employee taxes withheld from share-based awards. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 46

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

•Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 47

•Political, economic and/or financial market conditions, including impacts on our business arising from the conflict between Russia and Ukraine, could negatively impact our financial results;

•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations; and

•Such other matters as discussed in our 2021 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2022 and this Quarterly Report on Form 10-Q, including Part II, Item 1A, ”Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The total amount of short-term debt, net of cash, amounted to net debt of $575.2 million and net debt of $610.2 million, at July 3, 2022 and December 31, 2021, respectively. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of July 3, 2022 would have changed interest expense by approximately $2.8 million for the first six months of 2022 and $2.4 million for 2021.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at July 3, 2022 and December 31, 2021 by approximately $258 million and $319 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $44.8 million as of July 3, 2022 and $24.8 million as of December 31, 2021, generally offset by a reduction in foreign exchange associated with our transactional activities.
Our open commodity derivative contracts had a notional value of $479.4 million as of July 3, 2022 and $313.2 million as of December 31, 2021. At the end of the first quarter 2022, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $50.8 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2021 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 48

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 3, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2022.
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
There have been no changes in our internal control over financial reporting during the quarter ended July 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 49

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 15 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report on Form 10-K, Part II, Item 1A, "Risk Factors," of our Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2022 and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended July 3, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
April 4 through May 1	—	$—	—	$109,983
May 2 through May 29	679,000	$223.74	—	$109,983
May 30 through July 3	—	$—	—	$109,983
Total	679,000	$—	—
(1) During the three months ended July 3, 2022, 679,000 shares of Common Stock were purchased in open market transactions in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
(2) In July 2018, our Board of Directors approved a $500 million share repurchase authorization.  As of July 3, 2022, approximately $110 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization (excluded from the table above). This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 50

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005.
3.2
The Company's By-laws, as amended and restated as of February 21, 2017, are incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2022, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 51

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	July 28, 2022	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	July 28, 2022	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q2 2022 Form 10-Q | Page 52