Form 10-Q
period 2022-10-02
HERSHEY CO
filed 2022-11-04
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
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
Common Stock, one dollar par value—146,968,799 shares, as of October 30, 2022.
Class B Common Stock, one dollar par value—58,113,777 shares, as of October 30, 2022.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended October 2, 2022

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net sales	$2,728,153	$2,359,839	$7,766,956	$6,645,209
Cost of sales	1,619,653	1,298,504	4,412,977	3,609,478
Gross profit	1,108,500	1,061,335	3,353,979	3,035,731
Selling, marketing and administrative expense	551,880	486,139	1,619,564	1,448,433
Business realignment costs	—	365	274	2,748
Operating profit	556,620	574,831	1,734,141	1,584,550
Interest expense, net	35,378	30,154	101,970	97,655
Other (income) expense, net	48,157	23,004	78,222	32,612
Income before income taxes	473,085	521,673	1,553,949	1,454,283
Provision for income taxes	73,598	76,746	305,428	311,255
Net income including noncontrolling interest	399,487	444,927	1,248,521	1,143,028
Less: Net gain attributable to noncontrolling interest	—	—	—	1,072
Net income attributable to The Hershey Company	$399,487	$444,927	$1,248,521	$1,141,956

Net income per share—basic:
Common stock	$2.00	$2.22	$6.23	$5.67
Class B common stock	$1.82	$2.01	$5.67	$5.16

Net income per share—diluted:
Common stock	$1.94	$2.14	$6.04	$5.49
Class B common stock	$1.81	$2.01	$5.65	$5.14

Dividends paid per share:
Common stock	$1.036	$0.901	$2.838	$2.509
Class B common stock	$0.942	$0.819	$2.580	$2.281

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended						For the Nine Months Ended
	October 2, 2022			October 3, 2021			October 2, 2022			October 3, 2021
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$399,487			$444,927			$1,248,521			$1,143,028
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation (losses) gains during period	$(13,511)	$—	(13,511)	$(11,571)	$—	(11,571)	$(15,851)	$—	(15,851)	$2,623	$—	2,623
Reclassification to earnings due to the sale of businesses	—	—	—	—	—	—	—	—	—	5,210	—	5,210
Pension and post-retirement benefit plans:
Net actuarial (loss) gain and service cost	(27,909)	6,704	(21,205)	(8,793)	2,093	(6,700)	(66,720)	13,895	(52,825)	11,912	(2,835)	9,077
Reclassification to earnings	6,904	(1,657)	5,247	8,457	(671)	7,786	20,345	(4,883)	15,462	24,246	(4,739)	19,507
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	891	(706)	185	5,779	(2,153)	3,626	245	(1,343)	(1,098)	(2,200)	(2,312)	(4,512)
Reclassification to earnings	2,258	(643)	1,615	4,709	(119)	4,590	9,143	(1,666)	7,477	13,527	(501)	13,026
Total other comprehensive income, net of tax	$(31,367)	$3,698	(27,669)	$(1,419)	$(850)	(2,269)	$(52,838)	$6,003	(46,835)	$55,318	$(10,387)	44,931
Total comprehensive income including noncontrolling interest			$371,818			$442,658			$1,201,686			$1,187,959
Comprehensive (loss) income attributable to noncontrolling interest			—			(5)			—			6,321
Comprehensive income attributable to The Hershey Company			$371,818			$442,663			$1,201,686			$1,181,638

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 2, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$327,741	$329,266
Accounts receivable—trade, net	929,482	671,464
Inventories	1,184,385	988,511
Prepaid expenses and other	251,126	256,965
Total current assets	2,692,734	2,246,206
Property, plant and equipment, net	2,622,587	2,586,187
Goodwill	2,604,889	2,633,174
Other intangibles	1,985,099	2,037,588
Other non-current assets	888,406	868,203
Deferred income taxes	39,192	40,873
Total assets	$10,832,907	$10,412,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$915,299	$692,338
Accrued liabilities	845,472	855,638
Accrued income taxes	81,771	3,070
Short-term debt	793,871	939,423
Current portion of long-term debt	752,201	2,844
Total current liabilities	3,388,614	2,493,313
Long-term debt	3,340,671	4,086,627
Other long-term liabilities	750,870	787,058
Deferred income taxes	269,672	288,004
Total liabilities	7,749,827	7,655,002

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2022 and 2021	—	—
Common stock, shares issued: 163,439,248 at October 2, 2022 and 160,939,248 at December 31, 2021	163,439	160,939
Class B common stock, shares issued: 58,113,777 at October 2, 2022 and 60,613,777 at December 31, 2021	58,114	60,614
Additional paid-in capital	1,280,462	1,260,331
Retained earnings	3,401,198	2,719,936
Treasury—common stock shares, at cost: 16,484,611 at October 2, 2022 and 15,444,011 at December 31, 2021	(1,524,083)	(1,195,376)
Accumulated other comprehensive loss	(296,050)	(249,215)
Total stockholders’ equity	3,083,080	2,757,229
Total liabilities and stockholders’ equity	$10,832,907	$10,412,231

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 2, 2022	October 3, 2021
Operating Activities
Net income including noncontrolling interest	$1,248,521	$1,143,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279,082	231,953
Stock-based compensation expense	50,640	51,009
Deferred income taxes	(9,751)	762
Write-down of equity investments	70,754	28,734
Other	92,632	77,548
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	(259,064)	(222,864)
Inventories	(201,425)	(38,864)
Prepaid expenses and other current assets	(40,565)	11,908
Accounts payable and accrued liabilities	248,230	76,446
Accrued income taxes	124,965	92,236
Contributions to pension and other benefit plans	(16,639)	(38,576)
Other assets and liabilities	(27,186)	(9,603)
Net cash provided by operating activities	1,560,194	1,403,717
Investing Activities
Capital additions (including software)	(359,993)	(347,450)
Equity investments in tax credit qualifying partnerships	(159,713)	(75,917)
Business acquisitions, net of cash and cash equivalents acquired	—	(419,501)
Other investing activities	9,730	3,129
Net cash used in investing activities	(509,976)	(839,739)
Financing Activities
Net (decrease) increase in short-term debt	(145,552)	339,981
Repayment of long-term debt and finance leases	(3,321)	(438,029)
Cash dividends paid	(567,989)	(505,194)
Repurchase of common stock	(355,271)	(457,946)
Proceeds from exercised stock options	30,824	39,499
Taxes withheld and paid on employee stock awards	(34,722)	(16,137)
Net cash used in financing activities	(1,076,031)	(1,037,826)
Effect of exchange rate changes on cash and cash equivalents	24,288	(6,057)
Decrease in cash and cash equivalents, including cash classified as held for sale	(1,525)	(479,905)
Less: Increase in cash and cash equivalents classified as held for sale	—	11,434
Net decrease in cash and cash equivalents	(1,525)	(468,471)
Cash and cash equivalents, beginning of period	329,266	1,143,987
Cash and cash equivalents, end of period	$327,741	$675,516
Supplemental Disclosure
Interest paid	$90,787	$92,397
Income taxes paid	190,724	199,735

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 5

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended October 2, 2022 and October 3, 2021
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, July 3, 2022	$—	$163,439	$58,114	$1,258,091	$3,208,598	$(1,528,121)	$(268,381)	$2,891,740
Net income					399,487			399,487
Other comprehensive loss							(27,669)	(27,669)
Dividends (including dividend equivalents):
Common Stock, $1.036 per share					(152,144)			(152,144)
Class B Common Stock, $0.942 per share					(54,743)			(54,743)
Stock-based compensation				18,132				18,132
Exercise of stock options and incentive-based transactions				4,239		4,038		8,277
Balance, October 2, 2022	$—	$163,439	$58,114	$1,280,462	$3,401,198	$(1,524,083)	$(296,050)	$3,083,080

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, July 4, 2021	$—	$160,939	$60,614	$1,218,708	$2,301,805	$(1,180,881)	$(296,136)	$8,844	$2,273,893
Net income					444,927			—	444,927
Other comprehensive loss							(2,264)	(5)	(2,269)
Dividends (including dividend equivalents):
Common Stock, $0.901 per share					(131,551)				(131,551)
Class B Common Stock, $0.819 per share					(49,643)				(49,643)
Stock-based compensation				18,903					18,903
Exercise of stock options and incentive-based transactions				2,401		4,072			6,473
Repurchase of common stock						(23,600)			(23,600)
Balance, October 3, 2021	$—	$160,939	$60,614	$1,240,012	$2,565,538	$(1,200,409)	$(298,400)	$8,839	$2,537,133

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 6

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended October 2, 2022 and October 3, 2021
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2021	$—	$160,939	$60,614	$1,260,331	$2,719,936	$(1,195,376)	$(249,215)	$2,757,229
Net income					1,248,521			1,248,521
Other comprehensive income							(46,835)	(46,835)
Dividends (including dividend equivalents):
Common Stock, $2.838 per share					(414,869)			(414,869)
Class B Common Stock, $2.58 per share					(152,390)			(152,390)
Conversion of Class B Common Stock into Common Stock		2,500	(2,500)					—
Stock-based compensation				50,592				50,592
Exercise of stock options and incentive-based transactions				(30,461)		26,564		(3,897)
Repurchase of common stock						(355,271)		(355,271)
Balance, October 2, 2022	$—	$163,439	$58,114	$1,280,462	$3,401,198	$(1,524,083)	$(296,050)	$3,083,080

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2020	$—	$160,939	$60,614	$1,191,200	$1,928,673	$(768,992)	$(338,082)	$3,531	$2,237,883
Net income					1,141,956			1,072	1,143,028
Other comprehensive income							39,682	5,249	44,931
Dividends (including dividend equivalents):
Common Stock, $2.509 per share					(366,831)				(366,831)
Class B Common Stock, $2.281 per share					(138,260)				(138,260)
Stock-based compensation				51,979					51,979
Exercise of stock options and incentive-based transactions				(3,167)		26,529			23,362
Repurchase of common stock						(457,946)			(457,946)
Divestiture of noncontrolling interest								(1,013)	(1,013)
Balance, October 3, 2021	$—	$160,939	$60,614	$1,240,012	$2,565,538	$(1,200,409)	$(298,400)	$8,839	$2,537,133

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 7

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
Operating results for the quarter ended October 2, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
COVID-19
On March 11, 2020, the World Health Organization designated coronavirus disease 2019 (“COVID-19”) as a global pandemic. We continue to actively monitor COVID-19 and its potential impact on our operations and financial results. Employee health and safety remains our first priority while we continue our efforts to support community food supplies. Since the onset of COVID-19, there has been minimal disruption to our supply chain network, and all our manufacturing plants are currently open. However, beginning in 2021 and throughout 2022, ongoing strong demand for consumer goods and the effects of COVID-19 mitigation strategies have led to broad-based supply chain disruptions across the U.S. and globally, including inflation on many consumer products, labor shortages and demand outpacing supply. We continue to work closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.
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

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 8

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
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50):
Disclosure of Supplier Finance Program Obligations. This ASU requires a buyer in a supplier finance program to disclose qualitative and quantitative information about the program including the program’s nature, activity during the period, changes from period to period and potential magnitude. ASU 2022-04 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. A rollforward of obligations during the annual period, including the amount of obligations confirmed and obligations subsequently paid, is effective for annual periods beginning after December 15, 2023 with early adoption permitted. This ASU should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. Adoption of the new standard is not expected to have a material impact on our consolidated financial statements.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.
2. BUSINESS ACQUISITIONS AND DIVESTITURE
2021 Activity
Pretzels Inc.
On December 14, 2021, we completed the acquisition of Pretzels Inc. (“Pretzels”), previously a privately held company that manufactures and sells pretzels and other salty snacks for other branded products and private labels in the United States. Pretzels is an industry leader in the pretzel category with a product portfolio that includes filled, gluten free and seasoned pretzels, as well as extruded snacks that complements Hershey’s snacks portfolio. Based in Bluffton, Indiana, Pretzels operates three manufacturing locations in Indiana and Kansas. Pretzels provides Hershey deep pretzel category and product expertise and the manufacturing capabilities to support brand growth and future pretzel innovation. The cash consideration paid for Pretzels totaled $304,334 and consisted of cash on hand and short-term borrowings. Acquisition-related costs for the Pretzels acquisition were immaterial.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 9

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
(1) As reported in the Company’s 2021 Annual Report on Form 10-K.
The purchase price allocation presented above has been finalized as of the third quarter of 2022. The measurement period adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired and liabilities assumed, specifically, post-closing adjustments to the working capital acquired including certain holdbacks.
Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired (including the identifiable intangible assets). A portion of goodwill derived from this acquisition is deductible for tax purposes and reflects the value of leveraging our brand building expertise, supply chain capabilities and retail relationships to accelerate growth and access to the portfolio of Pretzels’ products.
Other intangible assets include trademarks valued at $5,700 and customer relationships valued at $20,400. Trademarks were assigned an estimated useful life of five years and customer relationships were assigned an estimated useful life of 19 years.
Dot's Pretzels, LLC
On December 13, 2021, we completed the acquisition of Dot’s Pretzels, LLC (“Dot’s”), previously a privately held company that produces and sells pretzels and other snack food products to retailers and distributors in the United States, with Dot’s Homestyle Pretzels snacks as its primary product. Dot’s is the fastest-growing scale brand in the pretzel category and complements Hershey’s snacks portfolio. The cash consideration paid for Dot’s totaled $891,169 and consisted of cash on hand and short-term borrowings. Acquisition-related costs for the Dot’s acquisition were immaterial.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 10

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The acquisition has been accounted for as a business combination and, accordingly, Dot’s has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

	Initial Allocation (1)	Adjustments	Final Allocation
Goodwill	$303,345	$(18,918)	$284,427
Other intangible assets	526,300	16,800	543,100
Current assets acquired	51,121	—	51,121
Property, plant and equipment, net	39,256	1,010	40,266
Other non-current assets	2,201	—	2,201
Other liabilities assumed, primarily current liabilities	(28,057)	(1,889)	(29,946)
Net assets acquired	$894,166	$(2,997)	$891,169
(1) As reported in the Company’s 2021 Annual Report on Form 10-K.
The purchase price allocation presented above has been finalized as of the third quarter of 2022. The measurement period adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired and liabilities assumed, specifically, the refinement of certain assumptions in the value of customer relationships based on an analysis of historical customer-specific data and post-closing adjustments to the working capital acquired including certain holdbacks.
Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired (including the identifiable intangible assets). The goodwill derived from this acquisition is deductible for tax purposes and reflects the value of leveraging our brand building expertise, supply chain capabilities and retail relationships to accelerate growth and access to the portfolio of Dot’s products.
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

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 11

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

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired (including the identifiable intangible assets). The majority of goodwill derived from this acquisition is deductible for tax purposes and reflects the value of leveraging our brand building expertise, supply chain capabilities and retail relationships to accelerate growth and access to the portfolio of Lily’s products.

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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the nine months ended October 2, 2022 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Balance at December 31, 2021	$2,026,006	$589,798	$17,370	$2,633,174
Measurement period adjustments (see Note 2)	—	(18,028)	—	(18,028)
Foreign currency translation	(9,733)	—	(524)	(10,257)
Balance at October 2, 2022	$2,016,273	$571,770	$16,846	$2,604,889

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 12

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	October 2, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,700,950	$(177,195)	$1,705,390	$(141,760)
Customer-related	512,539	(85,687)	504,667	(65,131)
Patents	7,890	(7,890)	8,623	(8,623)
Total	2,221,379	(270,772)	2,218,680	(215,514)

Intangible assets not subject to amortization:
Trademarks	34,492		34,422
Total other intangible assets	$1,985,099		$2,037,588
Total amortization expense for the three months ended October 2, 2022 and October 3, 2021 was $19,909 and $13,936, respectively. Total amortization expense for the nine months ended October 2, 2022 and October 3, 2021 was $59,827 and $37,192, respectively. In 2022, our amortization expense increased as a result of our 2021 business combination activity (see Note 2).
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
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of October 2, 2022, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K.

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	October 2, 2022	December 31, 2021
Short-term foreign bank borrowings against lines of credit	$130,343	$119,038
U.S. commercial paper	663,528	820,385
Total short-term debt	$793,871	$939,423
Weighted average interest rate on outstanding commercial paper	3.0%	0.1%

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	October 2, 2022	December 31, 2021
2.625% Notes	May 1, 2023	250,000	250,000
3.375% Notes	May 15, 2023	500,000	500,000
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes	June 1, 2030	350,000	350,000
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		69,719	69,146
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(20,486)	(23,314)
Total long-term debt		4,092,872	4,089,471
Less—current portion		752,201	2,844
Long-term portion		$3,340,671	$4,086,627
Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Interest expense	$38,520	$33,066	$109,526	$106,597
Capitalized interest	(2,487)	(2,380)	(6,155)	(7,181)
Interest expense	36,033	30,686	103,371	99,416
Interest income	(655)	(532)	(1,401)	(1,761)
Interest expense, net	$35,378	$30,154	$101,970	$97,655

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 14

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

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $679,205 as of October 2, 2022 and $313,200 as of December 31, 2021.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $33,002 at October 2, 2022 and $94,623 at December 31, 2021. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $537 at October 2, 2022 and $2,993 at December 31, 2021. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at October 2, 2022 and December 31, 2021 was $19,768 and $24,975, respectively.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of October 2, 2022 and December 31, 2021:

	October 2, 2022		December 31, 2021
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$8,383	$4,945	$2,949	$711

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	5,797	493	2,423	1,376
Deferred compensation derivatives	—	1,098	2,412	—
Foreign exchange contracts	380	148	550	—
	6,177	1,739	5,385	1,376
Total	$14,560	$6,684	$8,334	$2,087

(1)Derivative assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of October 2, 2022, amounts reflected on a net basis in liabilities were assets of $44,502 and liabilities of $39,740, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2021 were assets of $31,774 and liabilities of $32,701. At October 2, 2022 and December 31, 2021, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended October 2, 2022 and October 3, 2021 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2022	2021	2022	2021	2022	2021
Commodities futures and options	$(14,044)	$33,643	$—	$—	$—	$—
Foreign exchange contracts	(39)	1	891	5,779	421	(2,030)
Interest rate swap agreements	—	—	—	—	(2,679)	(2,679)
Deferred compensation derivatives	(1,098)	82	—	—	—	—
Total	$(15,181)	$33,726	$891	$5,779	$(2,258)	$(4,709)

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended October 2, 2022 and October 3, 2021 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2022	2021	2022	2021	2022	2021
Commodities futures and options	$28,027	$64,199	$—	$—	$—	$—
Foreign exchange contracts	(173)	574	245	(2,200)	(956)	(5,174)
Interest rate swap agreements	—	—	—	—	(8,187)	(8,353)
Deferred compensation derivatives	(6,142)	3,592	—	—	—	—
Total	$21,712	$68,365	$245	$(2,200)	$(9,143)	$(13,527)

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
The amount of pre-tax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $7,479 as of October 2, 2022. This amount is primarily associated with interest rate swap agreements.
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

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 17

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of October 2, 2022 and December 31, 2021:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
October 2, 2022:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$8,763	$—	$8,763
Commodities futures and options (3)	5,797	—	—	5,797
Liabilities:
Foreign exchange contracts (1)	—	5,093	—	5,093
Deferred compensation derivatives (2)	—	1,098	—	1,098
Commodities futures and options (3)	493	—	—	493
December 31, 2021:
Assets:
Foreign exchange contracts (1)	$—	$3,499	$—	$3,499
Deferred compensation derivatives (2)	—	2,412	—	2,412
Commodities futures and options (3)	2,423	—	—	2,423
Liabilities:
Foreign exchange contracts (1)	—	711	—	711
Commodities futures and options (3)	1,376	—	—	1,376
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

Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of October 2, 2022 and December 31, 2021 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	October 2, 2022	December 31, 2021	October 2, 2022	December 31, 2021
Current portion of long-term debt	$745,579	$2,844	$752,201	$2,844
Long-term debt	2,827,974	4,274,304	3,340,671	4,086,627
Total	$3,573,553	$4,277,148	$4,092,872	$4,089,471

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 18

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
During the nine months ended October 2, 2022 and October 3, 2021, we recorded no impairment charges.
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
The components of lease expense for the three months ended October 2, 2022 and October 3, 2021 were as follows:

		Three Months Ended
Lease expense	Classification	October 2, 2022	October 3, 2021
Operating lease cost	Cost of sales or SM&A (1)	$11,812	$10,764
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	1,539	1,971
Interest on lease liabilities	Interest expense, net	1,030	1,100
Net lease cost (2)		$14,381	$13,835

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of lease expense for the nine months ended October 2, 2022 and October 3, 2021 were as follows:

		Nine Months Ended
Lease expense	Classification	October 2, 2022	October 3, 2021
Operating lease cost	Cost of sales or SM&A (1)	$37,309	$33,318
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	4,989	6,032
Interest on lease liabilities	Interest expense, net	3,083	3,321
Net lease cost (2)		$45,381	$42,671
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.
Information regarding our lease terms and discount rates were as follows:

	October 2, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	15.2	15.4
Finance leases	29.2	30.0

Weighted-average discount rate
Operating leases	3.1%	3.1%
Finance leases	6.1%	6.1%

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	October 2, 2022	December 31, 2021
Assets
Operating lease ROU assets	Other non-current assets	$328,098	$351,712

Finance lease ROU assets, at cost	Property, plant and equipment, gross	84,073	89,190
Accumulated amortization	Accumulated depreciation	(14,396)	(16,694)
Finance lease ROU assets, net	Property, plant and equipment, net	69,677	72,496

Total leased assets		$397,775	$424,208

Liabilities
Current
Operating	Accrued liabilities	$31,415	$36,292
Finance	Current portion of long-term debt	2,934	3,564
Non-current
Operating	Other long-term liabilities	295,694	310,899
Finance	Long-term debt	66,785	65,582
Total lease liabilities		$396,828	$416,337

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 20

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The maturity of our lease liabilities as of October 2, 2022 were as follows:

	Operating leases	Finance leases	Total
2022 (rest of year)	$10,184	$1,860	$12,044
2023	40,229	6,494	46,723
2024	37,277	5,560	42,837
2025	26,118	4,398	30,516
2026	22,258	4,025	26,283
Thereafter	284,584	146,082	430,666
Total lease payments	420,650	168,419	589,069
Less: Imputed interest	93,541	98,700	192,241
Total lease liabilities	$327,109	$69,719	$396,828

Supplemental cash flow and other information related to leases were as follows:

	Nine Months Ended
	October 2, 2022	October 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34,528	$32,243
Operating cash flows from finance leases	3,083	3,321
Financing cash flows from finance leases	3,336	3,313

ROU assets obtained in exchange for lease liabilities:
Operating leases	$6,629	$7,013
Finance leases	4,192	436
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

Both equity and cost method investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates were $132,226 and $93,089 as of October 2, 2022 and December 31, 2021, respectively.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 21

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Cost of sales	$(1)	$213	$3	$5,250
Selling, marketing and administrative expense	394	2,819	2,096	5,795
Business realignment costs	—	365	274	2,748
Costs associated with business realignment activities	$393	$3,397	$2,373	$13,793
Costs recorded by program during the three and nine months ended October 2, 2022 and October 3, 2021 related to these activities were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
International Optimization Program:
Severance and employee benefit costs	$2	$377	$287	$3,199
Other program costs	391	3,020	2,086	10,594
Total	$393	$3,397	$2,373	$13,793
Amounts classified as liabilities qualifying as exit and disposal costs primarily represent employee-related and certain third-party service provider charges, however, such amounts at October 2, 2022 are not significant.
2020 International Optimization Program
In the fourth quarter of 2020, we commenced a program (“International Optimization Program”) to streamline resources and investments in select international markets, including the optimization of our China operating model that will improve our operational efficiency and provide for a strong, sustainable and simplified base going forward.
The International Optimization Program is expected to be completed by the end of 2023, with total pre-tax costs anticipated to be $50,000 to $75,000. Cash costs are expected to be $40,000 to $65,000, primarily related to workforce reductions of approximately 350 positions outside of the United States, costs to consolidate and relocate production, and third-party costs incurred to execute these activities. The costs and related benefits of the International Optimization Program relate to the International segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
For the nine months ended October 2, 2022 and October 3, 2021, we recognized total costs associated with the International Optimization Program of $2,373 and $13,793, respectively. These charges predominantly included third-party charges in support of our initiative to transform our China operating model, as well as severance and employee benefit costs. Since inception, we have incurred pre-tax charges to execute the program totaling $48,315.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 22

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the nine months ended October 2, 2022 and October 3, 2021 were 19.7% and 21.4%, respectively. Relative to the statutory rate, the 2022 effective tax rate was impacted by investment tax credits, partially offset by state taxes.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Malaysia, Mexico, China, Canada and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $15,220 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA enacted a 15% corporate minimum tax on certain corporations and an excise tax on share repurchases after December 31, 2022, and created and extended certain energy-related tax credits and incentives. We currently do not expect the tax-related provisions of the IRA to have a material impact on our consolidated financial statements, including our annual effective tax rate, or on our liquidity. We will continue to monitor and assess the impact the IRA may have on our business and financial results.
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

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 23

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended October 2, 2022 and October 3, 2021 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Service cost	$4,028	$5,256	$80	$45
Interest cost	8,810	4,785	1,154	964
Expected return on plan assets	(11,973)	(12,249)	—	—
Amortization of prior service credit	(1,413)	(1,536)	—	—
Amortization of net loss	4,563	4,585	26	—
Settlement loss	3,728	5,408	—	—
Total net periodic benefit cost	$7,743	$6,249	$1,260	$1,009
We made contributions of $824 and $1,484 to the pension plans and other benefits plans, respectively, during the third quarter of 2022. In the third quarter of 2021, we made contributions of $25,711 and $3,527 to our pension plans and other benefit plans, respectively. The contributions in 2022 and 2021 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The components of net periodic benefit cost for the nine months ended October 2, 2022 and October 3, 2021 were as follows:

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Service cost	$13,639	$16,178	$238	$135
Interest cost	20,438	13,511	3,467	2,893
Expected return on plan assets	(36,788)	(36,861)	—	—
Amortization of prior service credit	(4,238)	(4,607)	—	—
Amortization of net loss	10,402	16,005	77	—
Settlement loss	14,104	12,848	—	—
Total net periodic benefit cost	$17,557	$17,074	$3,782	$3,028
We made contributions of $4,580 and $12,059 to the pension plans and other benefits plans, respectively, during the first nine months of 2022. In the first nine months of 2021, we made contributions of $26,894 and $11,682 to our pension plans and other benefit plans, respectively. The contributions in 2022 and 2021 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 24

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).
During the first nine months of 2022, we recognized pension settlement charges in our hourly retirement plan and salaried retirement plan due to lump sum withdrawals by employees retiring or leaving the Company. The non-cash settlement charges, which represent the acceleration of a portion of the respective plan’s accumulated unrecognized actuarial loss, were triggered when the cumulative lump sum distributions exceeded the plan’s anticipated annual service and interest costs. In connection with the third quarter 2022 settlements, the related plan assets and liabilities were remeasured using a discount rate as of the remeasurement date that was 288 basis points higher than the rate as of December 31, 2021 and an expected rate of return on plan assets of 5.8%.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Pre-tax compensation expense	$18,079	$18,527	$50,640	$51,009
Related income tax benefit	2,990	2,791	9,925	10,814
Compensation expenses for stock compensation plans are primarily included in selling, marketing and administrative expense. As of October 2, 2022, total stock-based compensation expense related to non-vested awards not yet recognized was $93,265 and the weighted-average period over which this amount is expected to be recognized was approximately 1.8 years.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 25

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

A summary of activity relating to grants of stock options for the period ended October 2, 2022 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	1,332,956	$102.78	4.3 years
Granted	4,025	$202.03
Exercised	(315,250)	$98.38
Forfeited	(3,858)	$102.97
Expired	(1,873)	$103.07
Outstanding as of October 2, 2022	1,016,000	$104.53	4.0 years	$117,793
Options exercisable as of October 2, 2022	978,507	$102.65	3.8 years	$115,291

The weighted-average fair value of options granted was $37.28 and $24.12 per share for the periods ended October 2, 2022 and October 3, 2021, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Nine Months Ended
	October 2, 2022	October 3, 2021
Dividend yields	1.9%	2.2%
Expected volatility	21.1%	21.8%
Risk-free interest rates	1.9%	1.0%
Expected term in years	6.3	6.3
The total intrinsic value of options exercised was $36,362 and $28,416 for the periods ended October 2, 2022 and October 3, 2021, respectively.
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the nine months ended October 2, 2022 and October 3, 2021 can range from 0% to 250% of the targeted amounts.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 26

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
During the nine months ended October 2, 2022 and October 3, 2021, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.
We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight- line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended October 2, 2022 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,303,521	$146.96
Granted	305,109	$211.29
Performance assumption change (1)	105,143	$245.93
Vested	(505,135)	$130.07
Forfeited	(27,016)	$163.35
Outstanding as of October 2, 2022	1,181,622	$182.34
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

	Nine Months Ended
	October 2, 2022	October 3, 2021
Units granted	305,109	392,419
Weighted-average fair value at date of grant	$211.29	$153.97
Monte Carlo simulation assumptions:
Estimated values	$100.41	$66.44
Dividend yields	1.8%	2.2%
Expected volatility	25.3%	26.4%

The fair value of shares vested totaled $103,081 and $50,361 for the periods ended October 2, 2022 and October 3, 2021, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 265,359 units as of October 2, 2022. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 27

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

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net sales:
North America Confectionery	$2,235,550	$2,024,243	$6,361,695	$5,700,031
North America Salty Snacks	275,024	147,108	757,443	396,729
International	217,579	188,488	647,818	548,449
Total	$2,728,153	$2,359,839	$7,766,956	$6,645,209

Segment income:
North America Confectionery	$706,815	$655,599	$2,107,564	$1,852,692
North America Salty Snacks	44,516	29,639	103,250	81,058
International	35,379	19,550	108,058	74,526
Total segment income	786,710	704,788	2,318,872	2,008,276
Unallocated corporate expense (1)	179,632	145,028	518,834	434,070
Unallocated mark-to-market losses (gains) on commodity derivatives	50,065	(18,468)	63,524	(24,137)
Costs associated with business realignment activities (see Note 9)	393	3,397	2,373	13,793
Operating profit	556,620	574,831	1,734,141	1,584,550
Interest expense, net (see Note 4)	35,378	30,154	101,970	97,655
Other (income) expense, net (see Note 17)	48,157	23,004	78,222	32,612
Income before income taxes	$473,085	$521,673	$1,553,949	$1,454,283
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

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in income	$14,044	$(33,643)	$(28,027)	$(64,199)
Net gains on commodity derivative positions reclassified from unallocated to segment income	36,021	15,175	91,551	40,062
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$50,065	$(18,468)	$63,524	$(24,137)
As of October 2, 2022, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $23,389. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax gains on commodity derivatives of $32,656 to segment operating results in the next twelve months.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 29

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
North America Confectionery	$56,678	$53,124	$170,025	$157,313
North America Salty Snacks	17,444	6,984	51,106	20,909
International	5,929	5,547	17,510	17,203
Corporate	14,149	12,368	40,441	36,528
Total	$94,200	$78,023	$279,082	$231,953

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net sales:
United States	$2,392,590	$2,017,378	$6,793,283	$5,681,498
All other countries	335,563	342,461	973,673	963,711
Total	$2,728,153	$2,359,839	$7,766,956	$6,645,209
14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Nine Months Ended October 2, 2022
	Shares	Dollars
		In thousands
Milton Hershey School Trust repurchase	1,000,000	$203,350
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	679,000	151,921
Total share repurchases	1,679,000	355,271
Shares issued for stock options and incentive compensation	(638,400)	(26,564)
Net change	1,040,600	$328,707
In February 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “School Trust”), pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the School Trust at a price equal to $203.35 per share, for a total purchase price of $203,350.
In July 2018, our Board of Directors approved a $500,000 share repurchase authorization to repurchase shares of our Common Stock. As of October 2, 2022, $109,983 remained available for repurchases of our Common Stock under this program. In May 2021, our Board of Directors approved an additional $500,000 share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 30

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

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 31

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

	Three Months Ended
	October 2, 2022		October 3, 2021
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$152,262	$54,743	$131,247	$49,643
Allocation of undistributed earnings	141,630	50,852	191,575	72,462
Total earnings—basic	$293,892	$105,595	$322,822	$122,105

Denominator (shares in thousands):
Total weighted-average shares—basic	147,169	58,114	145,665	60,614

Earnings Per Share—basic	$2.00	$1.82	$2.22	$2.01

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$293,892	$105,595	$322,822	$122,105
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	105,595	—	122,105	—
Reallocation of undistributed earnings	—	(251)	—	(369)
Total earnings—diluted	$399,487	$105,344	$444,927	$121,736

Denominator (shares in thousands):
Number of shares used in basic computation	147,169	58,114	145,665	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	58,114	—	60,614	—
Employee stock options	561	—	625	—
Performance and restricted stock units	430	—	522	—
Total weighted-average shares—diluted	206,274	58,114	207,426	60,614

Earnings Per Share—diluted	$1.94	$1.81	$2.14	$2.01
The earnings per share calculations for the three months ended October 2, 2022 excluded 4 stock options (in thousands), that would have been antidilutive. There were no antidilutive stock options for the three months ended October 3, 2021.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 32

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Nine Months Ended
	October 2, 2022		October 3, 2021
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$415,599	$152,390	$366,934	$138,260
Allocation of undistributed earnings	498,070	182,462	462,505	174,257
Total earnings—basic	$913,669	$334,852	$829,439	$312,517

Denominator (shares in thousands):
Total weighted-average shares—basic	146,557	59,058	146,259	60,614

Earnings Per Share—basic	$6.23	$5.67	$5.67	$5.16

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$913,669	$334,852	$829,439	$312,517
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	334,852	—	312,517	—
Reallocation of undistributed earnings	—	(954)	—	(847)
Total earnings—diluted	$1,248,521	$333,898	$1,141,956	$311,670

Denominator (shares in thousands):
Number of shares used in basic computation	146,557	59,058	146,259	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	59,058	—	60,614	—
Employee stock options	582	—	613	—
Performance and restricted stock units	470	—	371	—
Total weighted-average shares—diluted	206,667	59,058	207,857	60,614

Earnings Per Share—diluted	$6.04	$5.65	$5.49	$5.14
The earnings per share calculations for the nine months ended October 2, 2022 and October 3, 2021 excluded 4 and 43 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 33

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$43,314	$20,963	$70,754	$28,734
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	4,895	1,952	7,462	3,772
Other (income) expense, net	(52)	89	6	106
Total	$48,157	$23,004	$78,222	$32,612

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
A summary of material related party transactions with Hershey Trust Company and/or its affiliates for the nine months ended October 2, 2022 is as follows:
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

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 34

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	October 2, 2022	December 31, 2021
Inventories:
Raw materials	$360,789	$395,358
Goods in process	148,837	110,008
Finished goods	862,556	649,082
Inventories at First In First Out	1,372,182	1,154,448
Adjustment to Last In First Out	(187,797)	(165,937)
Total inventories	$1,184,385	$988,511

Prepaid expenses and other:
Prepaid expenses	$95,101	$129,287
Other current assets	156,025	127,678
Total prepaid expenses and other	$251,126	$256,965

Property, plant and equipment:
Land	$155,546	$154,494
Buildings	1,521,886	1,508,139
Machinery and equipment	3,555,791	3,443,500
Construction in progress	310,338	294,824
Property, plant and equipment, gross	5,543,561	5,400,957
Accumulated depreciation	(2,920,974)	(2,814,770)
Property, plant and equipment, net	$2,622,587	$2,586,187

Other non-current assets:
Pension	$8,831	$71,618
Capitalized software, net	311,585	260,656
Operating lease ROU assets	328,098	351,712
Investments in unconsolidated affiliates	132,226	93,089
Other non-current assets	107,666	91,128
Total other non-current assets	$888,406	$868,203

Accrued liabilities:
Payroll, compensation and benefits	$255,807	$291,446
Advertising, promotion and product allowances	367,787	305,050
Operating lease liabilities	31,415	36,292
Other	190,463	222,850
Total accrued liabilities	$845,472	$855,638

Other long-term liabilities:
Post-retirement benefits liabilities	$181,486	$193,604
Pension benefits liabilities	32,544	37,023
Operating lease liabilities	295,694	310,899
Other	241,146	245,532
Total other long-term liabilities	$750,870	$787,058

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(115,875)	$(100,025)
Pension and post-retirement benefit plans, net of tax	(153,744)	(116,381)
Cash flow hedges, net of tax	(26,431)	(32,809)
Total accumulated other comprehensive loss	$(296,050)	$(249,215)

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 35

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

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 36

TRENDS AFFECTING OUR BUSINESS
On March 11, 2020, the World Health Organization designated coronavirus disease 2019 (“COVID-19”) as a global pandemic, which has spread worldwide and impacted various markets around the world, including the U.S. Throughout the pandemic we have remained committed to promoting the health and safety of our employees and communities and helping to maintain the global food supply. Through the first nine months of 2022, relatively minimal COVID-19 restrictions remained as vaccination status (including vaccine boosters) continued to increase around the world, albeit with slower than anticipated rollouts and challenges within certain countries. The lifting of restrictions has resulted in daily activities and habits being more representative of pre-pandemic times. However, beginning in 2021, and continuing through the nine months ended October 2, 2022, the continued strong demand for consumer goods and the effects of COVID-19 mitigation strategies have led to broad-based supply chain disruptions across the U.S. and globally, including inflation on many consumer products, labor shortages and demand outpacing supply. As a result, during the nine months ended October 2, 2022, we continued to experience corresponding incremental costs and gross margin pressures (see Results of Operations included in this MD&A). We are continuing to work closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.

In addition to COVID-19 and broad-based supply chain disruptions, certain geopolitical events, specifically the conflict between Russia and Ukraine, have increased global economic and political uncertainty. For the nine months ended October 2, 2022, this conflict did not have a material impact on our commodity prices or supply availability. However, we are continuing to monitor for any significant escalation or expansion of economic or supply chain disruptions or broader inflationary costs, which may result in material adverse effects on our results of operations.

We experienced an increase in our net sales during the three months ended October 2, 2022, which was primarily driven by strong everyday performance on our core U.S. confection brands and salty snack brands (see Segment Results included in this MD&A), partially offset by the aforementioned supply chain disruptions and gross margin pressures. As of October 2, 2022, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively in the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).

Based on the length and severity of COVID-19 and the conflict between Russia and Ukraine, including broad-based supply chain disruptions, rising levels of inflation, new trends in COVID-19 outbreaks and hotspots, the spread of and emergence of new COVID-19 variants, resurgences of COVID-19 cases and the continued distribution of vaccinations, we may experience continued volatility in retail foot traffic, consumer shopping and consumption behavior and may experience increasing supply chain costs and higher inflation. We will continue to evaluate the nature and extent of these potential and evolving impacts on our business, consolidated results of operations, segment results, liquidity and capital resources.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 37

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	October 2, 2022	October 3, 2021	Percent Change	October 2, 2022	October 3, 2021	Percent Change
In millions of dollars except per share amounts
Net sales	$2,728.2	$2,359.8	15.6%	$7,767.0	$6,645.2	16.9%
Cost of sales	1,619.7	1,298.5	24.7%	4,413.0	3,609.5	22.3%
Gross profit	1,108.5	1,061.3	4.4%	3,354.0	3,035.7	10.5%
Gross margin	40.6%	45.0%		43.2%	45.7%
Selling, marketing & administrative (“SM&A”) expenses	551.9	486.1	13.5%	1,619.6	1,448.4	11.8%
SM&A expense as a percent of net sales	20.2%	20.6%		20.9%	21.8%
Business realignment activities	—	0.4	NM	0.3	2.7	(90.0)%
Operating profit	556.6	574.8	(3.2)%	1,734.1	1,584.6	9.4%
Operating profit margin	20.4%	24.4%		22.3%	23.8%
Interest expense, net	35.4	30.2	17.3%	102.0	97.7	4.4%
Other (income) expense, net	48.1	23.0	109.3%	78.2	32.6	139.9%
Provision for income taxes	73.6	76.7	(4.1)%	305.4	311.3	(1.9)%
Effective income tax rate	15.6%	14.7%		19.7%	21.4%
Net income including noncontrolling interest	399.5	444.9	(10.2)%	1,248.5	1,143.0	9.2%
Less: Net gain attributable to noncontrolling interest	—	—	NM	—	1.1	NM
Net income attributable to The Hershey Company	$399.5	$444.9	(10.2)%	$1,248.5	$1,141.9	9.3%
Net income per share—diluted	$1.94	$2.14	(9.3)%	$6.04	$5.49	10.0%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - Third Quarter 2022 vs. Third Quarter 2021
Net Sales
Net sales increased 15.6% in the third quarter of 2022 compared to the same period of 2021, reflecting a favorable price realization of 7.7% primarily due to higher list prices and favorable price elasticities across our reportable segments, a volume increase of 4.1% driven by increased consumer demand and a 4.1% benefit from the 2021 acquisitions of Pretzels and Dot’s. These increases were offset by an unfavorable impact from foreign currency exchange rates of 0.3%.
Key U.S. Marketplace Metrics
For the third quarter of 2022, our total U.S. retail takeaway increased 12.7% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway increased 12.2% and experienced a CMG market share gain of approximately 23 basis points.
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

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 38

Cost of Sales and Gross Margin
Cost of sales increased 24.7% in the third quarter of 2022 compared to the same period of 2021. The increase was driven by higher sales volume, higher supply chain inflation costs, including higher logistics and labor costs, and an incremental $47.7 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases. The increase was partially offset by favorable price realization and supply chain productivity.
Gross margin decreased by 440 basis points in the third quarter of 2022 compared to the same period of 2021. The decrease was driven by unfavorable year-over-year mark-to-market impact from commodity derivative instruments, higher supply chain inflation costs, including higher logistics and labor costs, and unfavorable product mix. These declines were offset by favorable price realization and volume increases.
SM&A Expenses
SM&A expenses increased $65.8 million, or 13.5%, in the third quarter of 2022 compared to the same period of 2021. Total advertising and related consumer marketing expenses increased 5.4% driven by advertising increases in our confectionery brands and increased investment in our salty snacks portfolio, which were partially offset by cost efficiencies related to new media partners. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 17.8% in the third quarter of 2022 driven by an increase in acquisition and integration related costs, as well as higher compensation costs and investments in capabilities and technology.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. In the third quarter of 2022, we recorded no business realignment costs versus costs of $0.4 million in the third quarter of 2021 related to the International Optimization Program. This program is focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit was $556.6 million in the third quarter of 2022 compared to $574.8 million in the same period of 2021 predominantly due to higher SM&A expenses, as noted above, partially offset by higher gross profit. Operating profit margin decreased to 20.4% in 2022 from 24.4% in 2021 driven by these same factors.
Interest Expense, Net
Net interest expense was $5.2 million higher in the third quarter of 2022 compared to the same period of 2021. The increase was primarily due to higher short-term debt balances in 2022 versus 2021, specifically outstanding commercial paper borrowings. This increase was partially offset by lower average long-term debt balances.
Other (Income) Expense, Net
Other (income) expense, net was $48.1 million in the third quarter of 2022 versus net expense of $23.0 million in the third quarter of 2021. The increase in net expense was primarily due to higher write-downs on equity investments qualifying for tax credits in 2022 versus 2021 and higher non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.
Income Taxes and Effective Tax Rate
The effective income tax rate was 15.6% for the third quarter of 2022 compared with 14.7% for the third quarter of 2021. Relative to the 21% statutory rate, the 2022 effective tax rate was impacted by investment tax credits, partially offset by state taxes. Relative to the 21% statutory rate, the 2021 effective tax rate benefited from investment tax credits and the utilization (during the third quarter of 2021) of previously generated capital losses, partially offset by state taxes.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 39

Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
Net income decreased $45.4 million, or 10.2%, while EPS-diluted decreased $0.20, or 9.3%, in the third quarter of 2022 compared to the same period of 2021. The decrease in both net income and EPS-diluted was driven primarily by higher SM&A expenses and higher other income and expenses, partially offset by higher gross profit and lower income taxes.
Results of Operations - First Nine Months 2022 vs. First Nine Months 2021
Net Sales
Net sales increased 16.9% in the first nine months of 2022 compared to the same period of 2021, reflecting a favorable price realization of 7.7% primarily due to higher list prices across our reportable segments, a volume increase of 4.7% driven by an increase in everyday core brands across our reportable segments and a 4.6% benefit from the 2021 acquisitions of Pretzels, Dot’s and Lily’s. These increases were offset by an unfavorable impact from foreign currency exchange rates of 0.1%.
Cost of Sales and Gross Margin
Cost of sales increased 22.3% in the first nine months of 2022 compared to the same period of 2021. The increase was driven by higher sales volume, higher supply chain inflation costs, including higher logistics and labor costs, unfavorable product mix and an incremental $36.2 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases. The increase was partially offset by favorable price realization and supply chain productivity.
Gross margin decreased by 250 basis points in the first nine months of 2022 compared to the same period of 2021. The decrease was driven by unfavorable year-over-year mark-to-market impact from commodity derivative instruments, higher supply chain inflation costs, including higher logistics and labor costs and unfavorable product mix. These declines were offset by favorable price realization and volume increases.
SM&A Expenses
SM&A expenses increased $171.1 million, or 11.8%, in the first nine months of 2022 compared to the same period of 2021. Total advertising and related consumer marketing expenses increased 2.5% driven by increases in the North America Salty Snacks and International segments to raise brand awareness. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 16.7% in the first nine months of 2022 driven by an increase in acquisition and integration related costs, as well as higher compensation costs and investments in capabilities and technology.
Business Realignment Activities
During the first nine months of 2022, we recorded business realignment costs of $0.3 million versus $2.7 million in the first nine months of 2021 related to the International Optimization Program. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 9.4% in the first nine months of 2022 compared to the same period of 2021 predominantly due to higher gross profit, partially offset by higher SM&A expenses, as noted above. Operating profit margin was 22.3% in 2022 and 23.8% in 2021 driven by the same factors noted above that resulted in lower gross margin for the period.

Interest Expense, Net
Net interest expense was $4.3 million higher in the first nine months of 2022 compared to the same period of 2021. The increase was primarily due to higher short-term debt balances in 2022 versus 2021, specifically outstanding commercial paper borrowings. The increase was partially offset due to lower average long-term debt balances, specifically resulting from the repayment of $84.7 million of 8.800% Debentures upon their maturity in February 2021 and $350 million of 3.100% Notes upon their maturity in May 2021.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 40

Other (Income) Expense, Net
Other (income) expense, net was $78.2 million in the first nine months of 2022 versus expense of $32.6 million in the first nine months of 2021. The increase in net expense was primarily due to higher write-downs on equity investments qualifying for tax credits in 2022 versus 2021 and higher non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 19.7% for the first nine months of 2022 compared with 21.4% for the first nine months of 2021. Relative to the 21% statutory rate, the 2022 effective tax rate was impacted by investment tax credits, partially offset by state taxes. Relative to the 21% statutory rate, the 2021 effective tax rate was impacted by incremental tax reserves incurred as a result of an adverse ruling in connection with a non-U.S. tax litigation matter as well as state taxes, partially offset by investment tax credits and the utilization (during the third quarter of 2021) of previously generated capital losses.
Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $106.6 million, or 9.3%, while EPS-diluted increased $0.55, or 10.0%, in the first nine months of 2022 compared to the same period of 2021. The increase in both net income and EPS-diluted was driven primarily by higher gross profit and lower income taxes, partially offset by higher SM&A expenses and higher other income and expenses. Our 2022 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 41

SEGMENT RESULTS
The summary that follows provides a discussion of the results of operations of our three reportable segments: North America Confectionery, North America Salty Snacks and International. For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition-related costs and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are largely managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the Chief Operating Decision Maker and used for resource allocation and internal management reporting and performance evaluation. Segment income and segment income margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as well as in evaluating operating performance in relation to our competitors, as they exclude the activities that are not directly attributable to our ongoing segment operations.

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
In millions of dollars
Net Sales:
North America Confectionery	$2,235.6	$2,024.2	$6,361.7	$5,700.0
North America Salty Snacks	275.0	147.1	757.4	396.7
International	217.6	188.5	647.8	548.5
Total	$2,728.2	$2,359.8	$7,766.9	$6,645.2

Segment Income:
North America Confectionery	$706.8	$655.6	$2,107.6	$1,852.7
North America Salty Snacks	44.5	29.6	103.2	81.1
International	35.4	19.6	108.1	74.5
Total segment income	786.7	704.8	2,318.9	2,008.3
Unallocated corporate expense (1)	179.6	145.0	518.9	434.0
Unallocated mark-to-market losses (gains) on commodity derivatives (2)	50.0	(18.4)	63.5	(24.1)
Costs associated with business realignment activities	0.4	3.4	2.4	13.8
Operating profit	556.7	574.8	1,734.1	1,584.6
Interest expense, net	35.4	30.1	102.0	97.7
Other (income) expense, net	48.2	23.0	78.2	32.6
Income before income taxes	$473.1	$521.7	$1,553.9	$1,454.3
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

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 42

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery results, which accounted for 81.9% and 85.8% of our net sales for the three months ended October 2, 2022 and October 3, 2021, respectively, were as follows:

	Three Months Ended			Nine Months Ended
	October 2, 2022	October 3, 2021	Percent Change	October 2, 2022	October 3, 2021	Percent Change
In millions of dollars
Net sales	$2,235.6	$2,024.2	10.4%	$6,361.7	$5,700.0	11.6%
Segment income	706.8	655.6	7.8%	2,107.6	1,852.7	13.8%
Segment margin	31.6%	32.4%		33.1%	32.5%
Results of Operations - Third Quarter 2022 vs. Third Quarter 2021
Net sales of our North America Confectionery segment increased $211.4 million, or 10.4%, in the third quarter of 2022 compared to the same period of 2021, reflecting a favorable price realization of 7.7% primarily due to list price increases on certain products across our portfolio and a volume increase of 3.0% due to an increase in everyday core U.S. confection brands. These increases were partially offset by an unfavorable impact from foreign currency exchange rates of 0.3%.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales for licensing and owned retail increased approximately 9.2% during the third quarter of 2022 compared to the same period of 2021.
Our North America Confectionery segment income increased $51.2 million, or 7.8%, in the third quarter of 2022 compared to the same period of 2021, primarily due to favorable price realization and volume increases, partially offset by higher supply chain inflation costs, including higher logistics and labor costs, higher supply chain inflation costs, as well as, unfavorable product mix.
Results of Operations - First Nine Months 2022 vs. First Nine Months 2021
Net sales of our North America Confectionery segment increased $661.7 million or 11.6% in the first nine months of 2022 compared to the same period of 2021, reflecting a favorable price realization of 7.7% due to list price increases on certain products across our portfolio, a volume increase of 3.4% due to an increase in everyday core U.S. confection brands and a 0.7% increase from the 2021 acquisition of Lily’s. These increases were partially offset by an unfavorable impact from foreign currency exchange rates of 0.2%.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales for licensing and owned retail increased approximately 10.6% during the first nine months of 2022 compared to the same period of 2021.
Our North America Confectionery segment income increased $254.9 million or 13.8% in the first nine months of 2022 compared to the same period of 2021, primarily due to favorable price realization and volume increases, partially offset by higher supply chain inflation costs, including higher logistics and labor costs, as well as, unfavorable product mix.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 43

North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks results, which accounted for 10.1% and 6.2% of our net sales for the three months ended October 2, 2022 and October 3, 2021, respectively, were as follows:

	Three Months Ended			Nine Months Ended
	October 2, 2022	October 3, 2021	Percent Change	October 2, 2022	October 3, 2021	Percent Change
In millions of dollars
Net sales	$275.0	$147.1	86.9%	$757.4	$396.7	90.9%
Segment income	44.5	29.6	50.3%	103.2	81.1	27.3%
Segment margin	16.2%	20.1%		13.6%	20.4%
Results of Operations - Third Quarter 2022 vs. Third Quarter 2021
Net sales of our North America Salty Snacks segment increased $127.9 million, or 86.9%, in the third quarter of 2022 compared to the same period of 2021, reflecting a 65.5% benefit from the 2021 acquisitions of Dot’s and Pretzels, a favorable price realization of 12.5% due to higher prices on certain products, in addition to lower levels of promotional activity versus the prior year period, and a volume increase of 9.0% primarily related to SkinnyPop, Pirate’s Booty, and Paqui snacks.
Our North America Salty Snacks segment income increased $14.9 million, or 50.3%, in the third quarter of 2022 compared to the same period of 2021 due to favorable price realization and volume increases, partially offset by unfavorable product mix, as well as higher supply chain inflation costs, including higher logistics and labor costs, and increased advertising and related consumer marketing costs.
Results of Operations - First Nine Months 2022 vs. First Nine Months 2021
Net sales of our North America Salty Snacks segment increased $360.7 million, or 90.9%, in the first nine months of 2022 compared to the same period of 2021, reflecting a 68.5% benefit from the 2021 acquisitions of Dot’s and Pretzels, a favorable price realization of 12.9% due to higher prices on certain products, in addition to lower levels of promotional activity versus the prior year period and a volume increase of 9.5% primarily related to SkinnyPop and Pirate’s Booty snacks.
Our North America Salty Snacks segment income increased $22.1 million, or 27.3%, in the first nine months of 2022 compared to the same period of 2021, due to favorable price realization and volume increases, partially offset by unfavorable product mix, as well as higher supply chain inflation costs and increased advertising and related consumer marketing costs.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 44

International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently, have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Latin America, as well as Asia, Europe, the Middle East and Africa (“AEMEA”) and other regions. International results, which accounted for 8.0% and 8.0% of our net sales for the three months ended October 2, 2022 and October 3, 2021, respectively, were as follows:

	Three Months Ended			Nine Months Ended
	October 2, 2022	October 3, 2021	Percent Change	October 2, 2022	October 3, 2021	Percent Change
In millions of dollars
Net sales	$217.6	$188.5	15.4%	$647.8	$548.5	18.1%
Segment income	35.4	19.6	80.7%	108.1	74.5	45.1%
Segment margin	16.3%	10.4%		16.7%	13.6%
Results of Operations - Third Quarter 2022 vs. Third Quarter 2021
Net sales of our International segment increased $29.1 million, or 15.4%, in the third quarter of 2022 compared to the same period of 2021, reflecting a volume increase of 12.2% and a favorable price realization of 4.4%. The volume increase was primarily attributable to solid marketplace growth in India, AEMEA, and Brazil, where net sales increased by 28.9%, 15.8% and 12.6%, respectively. These increases were partially offset by an unfavorable impact from foreign currency exchange rates of 1.2%.
Our International segment generated income of $35.4 million in the third quarter of 2022 compared to $19.6 million in the third quarter of 2021 driven primarily by favorable price realization and volume increases, partially offset by higher freight and logistics costs.
Results of Operations - First Nine Months 2022 vs. First Nine Months 2021
Net sales of our International segment increased $99.3 million, or 18.1%, in the first nine months of 2022 compared to the same period of 2021, reflecting a volume increase of 15.0% and a favorable price realization of 3.2%. The volume increase was primarily attributable to solid marketplace growth in Brazil, Mexico, and India, where net sales increased by 22.4%, 20.3%, and 18.8%, respectively. These increases were partially offset by an unfavorable impact from foreign currency exchange rates of 0.1%.
Our International segment generated income of $108.1 million in the first nine months of 2022 compared to $74.5 million in the first nine months of 2021 primarily resulting from volume increases, favorable price realization, and the execution of our International Optimization Program in China, as we streamline and optimize our China operating model.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 45

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
In the third quarter of 2022, unallocated corporate expense totaled $179.6 million, as compared to $145.0 million in the third quarter of 2021. The increase is primarily driven by incremental investments in capabilities and technology and higher compensation costs, as well as higher acquisition and integration related costs.
In the first nine months of 2022, unallocated corporate expense totaled $518.9 million, as compared to $434.0 million in the first nine months of 2021. The increase is primarily driven by higher acquisition and integration related costs, as well as incremental investments in capabilities and technology and higher compensation costs.
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
At October 2, 2022, our cash and cash equivalents totaled $327.7 million, a decrease of $1.5 million compared to the 2021 year-end balance. We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during the ongoing COVID-19 pandemic and in the current economic environment. Additional detail regarding the net uses of cash are outlined in the following discussion.
Approximately 80% of the balance of our cash and cash equivalents at October 2, 2022 was held by subsidiaries domiciled outside of the United States. We intend to continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing, such as withholding tax, for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Nine Months Ended
In millions of dollars	October 2, 2022	October 3, 2021
Net cash provided by (used in):
Operating activities	$1,560.2	$1,403.7
Investing activities	(510.0)	(839.7)
Financing activities	(1,076.0)	(1,037.8)
Effect of exchange rate changes on cash and cash equivalents	24.3	(6.1)
Less: Cash classified as assets held for sale	—	11.4
Decrease in cash and cash equivalents	$(1.5)	$(468.5)

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 46

Operating activities
We generated cash of $1,560.2 million from operating activities in the first nine months of 2022, an increase of $156.5 million compared to $1,403.7 million in the same period of 2021. This increase in net cash provided by operating activities was mainly driven by the following factors:
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, a write-down of equity investments and other charges) resulted in $198.8 million of higher cash flow in 2022 relative to 2021.
•The increase in cash provided by operating activities was partially offset by the following net cash outflows:
•Net working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) consumed cash of $212.3 million in 2022, compared to $185.3 million in 2021. This $27.0 million fluctuation was mainly driven by a higher year-over-year build up of U.S. inventories to satisfy product requirements and maintain sufficient levels to accommodate customer requirements and an increase in cash used by accounts receivable due to the timing of customer payments, partially offset by the timing of vendor and supplier payments.

Investing activities
We used cash of $510.0 million for investing activities in the first nine months of 2022, a decrease of $329.7 million compared to $839.7 million in the same period of 2021. This decrease in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, primarily to support our ERP system implementation, capacity expansion projects, innovation and cost savings, were $360.0 million in the first nine months of 2022 compared to $347.5 million in the same period of 2021. We expect our full year 2022 capital expenditures, including capitalized software, to approximate $600 million. Our 2022 capital expenditures are largely driven by our key strategic initiatives, including expanding the agility and capacity of our supply chain and building digital infrastructure across the enterprise. We intend to use our existing cash and internally generated funds to meet our 2022 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We invested approximately $159.7 million in the first nine months of 2022, compared to $75.9 million in the same period of 2021.
•Business Acquisition. In June 2021, we acquired Lily's for an initial cash purchase price of $419.5 million. Further details regarding our business acquisition activity is provided in Note 2 to the Unaudited Consolidated Financial Statements.
Financing activities
We used cash of $1,076.0 million for financing activities in the first nine months of 2022, an increase of $38.2 million compared to $1,037.8 million in the same period of 2021. This increase in net cash used in financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first nine months of 2022, we used cash of $145.6 million to reduce a portion of our short-term commercial paper borrowings originally used to fund our 2021 acquisitions of Dot’s and Pretzels, partially offset by an increase in short-term foreign bank borrowings. During the first nine months of 2021, we generated cash flow of $340.0 million predominantly through the issuance of short-term commercial paper, partially offset by a reduction in short-term foreign borrowings.
•Long-term debt borrowings and repayments. During the first nine months of 2022, long-term debt activity was minimal. During the first nine months of 2021, we repaid $84.7 million of 8.800% Debentures due upon their maturity and $350.0 million of 3.100% Notes due upon their maturity.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 47

•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $568.0 million during the first nine months of 2022, an increase of $62.8 million compared to $505.2 million in the same period of 2021. Details regarding our 2022 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	April 3, 2022	July 3, 2022	October 2, 2022
Dividends paid per share – Common stock	$0.901	$0.901	$1.036
Dividends paid per share – Class B common stock	$0.819	$0.819	$0.942
Total cash dividends paid	$181.1	$179.9	$207.0
Declaration date	February 2, 2022	April 27, 2022	July 27, 2022
Record date	February 18, 2022	May 20, 2022	August 19, 2022
Payment date	March 15, 2022	June 15, 2022	September 15, 2022
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

	Nine Months Ended
In millions	October 2, 2022	October 3, 2021
Milton Hershey School Trust repurchase	$203.4	$—
Shares repurchased in the open market under pre-approved share repurchase programs	—	150.0
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	151.9	308.0
Cash used for total share repurchases	$355.3	$458.0
Total shares repurchased under pre-approved share repurchase programs	—	0.9
In February 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust, pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the Milton Hershey School Trust at a price equal to $203.35 per share, for a total purchase price of $203.4 million.
In July 2018, our Board of Directors approved a $500 million share repurchase authorization. As of October 2, 2022, approximately $110 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion. We expect 2022 share repurchases to be in line with our traditional buyback strategy.
•Proceeds from exercised stock options and employee tax withholding. During the first nine months of 2022, we received $30.8 million from employee exercises of stock options and paid $34.7 million of employee taxes withheld from share-based awards. During the first nine months of 2021, we received $39.5 million from employee exercises of stock options and paid $16.1 million of employee taxes withheld from share-based awards. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 48

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

•Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 49

•Political, economic and/or financial market conditions, including impacts on our business arising from the conflict between Russia and Ukraine, could negatively impact our financial results;

•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations; and

•Such other matters as discussed in our 2021 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for the quarterly periods ended April 3, 2022 and July 3, 2022, and this Quarterly Report on Form 10-Q, including Part II, Item 1A, ”Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The total amount of short-term debt, net of cash, amounted to net debt of $466.1 million and net debt of $610.2 million, at October 2, 2022 and December 31, 2021, respectively. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of October 2, 2022 would have changed interest expense by approximately $3.9 million for the first nine months of 2022 and $2.4 million for 2021.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at October 2, 2022 and December 31, 2021 by approximately $175 million and $319 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $17.2 million as of October 2, 2022 and $24.8 million as of December 31, 2021, generally offset by a reduction in foreign exchange associated with our transactional activities.
Our open commodity derivative contracts had a notional value of 679.2 million as of October 2, 2022 and $313.2 million as of December 31, 2021. At the end of the third quarter of 2022, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $68.8 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2021 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 50

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 2, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2022.
We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The implementation is expected to occur in phases over the next several years. During the third quarter of 2022, we completed the implementation of our new ERP system for one operating segment which is included in our International segment. The portion of the transition to the new ERP system which we have completed to date did not result in significant changes in our internal control over financial reporting. However, as the next phases of the updated processes are rolled out in connection with the ERP implementation, we will give appropriate consideration to whether these process changes necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.
There have been no changes in our internal control over financial reporting during the quarter ended October 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 51

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 15 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2021 Annual Report on Form 10-K, Part II, Item 1A, "Risk Factors," of our Quarterly Reports on Form 10-Q for the quarterly periods ended April 3, 2022 and July 3, 2022, and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
There were no purchases of our Common Stock during the three months ended October 2, 2022.
In July 2018, our Board of Directors approved a $500 million share repurchase authorization.  As of October 2, 2022, approximately $110 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 52

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005.
3.2
The Company's By-laws, as amended and restated as of February 21, 2017, are incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2022, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 53

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	November 4, 2022	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2022	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q3 2022 Form 10-Q | Page 54