Form 10-K
period 2022-12-31
HERSHEY CO
filed 2023-02-17
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 1, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates was $32,207,985,953. Class B Common Stock is not listed for public trading on any exchange or market system. However, Class B shares are convertible into shares of Common Stock at any time on a share-for-share basis. Determination of aggregate market value assumes all outstanding shares of Class B Common Stock held by non-affiliates were converted to Common Stock as of July 1, 2022. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on July 1, 2022 ($221.00 per share).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, one dollar par value—146,922,179 shares, as of February 15, 2023.
Class B Common Stock, one dollar par value—57,113,777 shares, as of February 15, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HERSHEY COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2022

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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 1

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
Reportable Segments
The Company reports its operations through three segments: (i) North America Confectionery, (ii) North America Salty Snacks and (iii) International. This organizational structure aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment, and further aligns with our product categories and the key markets we serve.
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
Financial and other information regarding our segments is provided in our Management’s Discussion and Analysis and Note 13 to the Consolidated Financial Statements.
Business Acquisitions and Divestitures
In December 2021, we completed the acquisition of Pretzels Inc. (“Pretzels”), previously a privately held company that manufactures and sells pretzels and other salty snacks for other branded products and private labels in the United States. Pretzels is an industry leader in the pretzel category with a product portfolio that includes filled, gluten free and seasoned pretzels, as well as extruded snacks that complements Hershey’s snacks portfolio. Based in Bluffton, Indiana, Pretzels operates three manufacturing locations in Indiana and Kansas. Pretzels provides Hershey deep pretzel category and product expertise and the manufacturing capabilities to support brand growth and future pretzel innovation. Additionally in December 2021, we completed the acquisition of Dot’s Pretzels, LLC (“Dot’s”), previously a privately held company that produces and sells pretzels and other snack food products to retailers and distributors in the United States, with Dot’s Homestyle Pretzels snacks as its primary product. Dot’s is the fastest-growing scale brand in the pretzel category and complements Hershey’s snacks portfolio.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 2

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
In 2022, approximately 28% of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States (“U.S.”) to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 3

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
Competition
Many of our confectionery and salty snack brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace in North America and certain international markets. We sell our brands in highly competitive markets with many other global multinational, national, regional and local firms. Some of our competitors are large companies with significant resources and substantial international operations. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service. We have also experienced increased competition from other snack items, and through innovation and acquisitions, we are continuing to expand the boundaries of our brands to capture new snacking occasions.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 4

Trademarks, Service Marks and License Agreements
We own various registered and unregistered trademarks and service marks. The trademarks covering our key product brands are of material importance to our business. Depending on the country, trademarks remain valid for as long as they are in use or their registration status is maintained. Trademark registrations generally are renewable for fixed terms. We follow a practice of seeking trademark protection in the United States and other key international markets where our products are sold. We also grant trademark licenses to third parties to produce and sell pantry items, flavored milks and various other products primarily under the Hershey’s and Reese’s brand names.
Furthermore, we have rights under license agreements with several companies to manufacture and/or sell and distribute certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Brand	Location	Requirements

Kraft Foods Ireland Intellectual Property Limited/Cadbury UK Limited	York Peter Paul Almond Joy Peter Paul Mounds	Worldwide	None

Cadbury UK Limited	Cadbury Caramello	United States	Minimum sales requirement exceeded in 2022

Société des Produits Nestlé SA	Kit Kat® Rolo®	United States	Minimum unit volume sales exceeded in 2022

Iconic IP Interests, LLC	Good & Plenty Heath Jolly Rancher Milk Duds Payday Whoppers	Worldwide	None
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
Food Quality and Safety Regulation
The manufacture and sale of consumer food products is highly regulated. In the U.S., our activities are subject to regulation by various government agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Department of Commerce and the Environmental Protection Agency, as well as various state and local agencies. Similar agencies also regulate our businesses outside of the U.S.
We believe our Product Excellence Program provides us with an effective product quality and safety program. This program is integral to our global supply chain platform and is intended to ensure that all products we purchase, manufacture and distribute are safe, are of high quality and comply with applicable laws and regulations.
Through our Product Excellence Program, we evaluate our supply chain including ingredients, packaging, processes, products, distribution and the environment to determine where product quality and safety controls are necessary. We identify risks and establish controls intended to ensure product quality and safety. Various government agencies and third-party firms, as well as our quality assurance staff, conduct audits of all facilities that manufacture our products to assure effectiveness and compliance with our program and applicable laws and regulations.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 5

Environmental Considerations
Beyond ordinary operating and capital expenditures that we make to comply with government regulations, including environmental laws and regulations, we have made a number of voluntary commitments to protect and reduce our environmental impacts in recent years, including efforts to eliminate commodity-driven deforestation and reduce greenhouse gas (“GHG”) emissions across our own operations and supply chain. Our climate change related investments and expenditures primarily focus on achieving a 50% absolute reduction in our Scope 1 and 2 GHG emissions and a 25% absolute reduction in our Scope 3 GHG emissions by 2030 (compared to a 2018 baseline), as well as having 100% of plastic packaging be recyclable, reusable or compostable and 25 million pounds of packaging be eliminated by 2030. The annual operating and capital expenditures associated with these ordinary course payments and additional climate change commitments are not material with respect to our results of operations, capital expenditures or competitive position.
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
To learn more about our ESG-related goals, progress and initiatives, as well as review our annual ESG Report and accompanying suite of ESG reporting frameworks, policies, and disclosures, access the Sustainability section of our website at: https://www.thehersheycompany.com/en_us/sustainability.html. Information found on the Company’s website is not part of this Annual Report on Form 10-K or any other report filed with the United States Securities and Exchange Commission (“SEC”).
Financial Information by Geographic Area
Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 12.5% for 2022, 13.0% for 2021 and 13.6% for 2020. The percentage of total long-lived assets outside of the United States was 17.9% as of December 31, 2022 and 18.8% as of December 31, 2021.
Human Capital
As of December 31, 2022, the Company employed approximately 18,075 full-time and 1,790 part-time employees worldwide. Collective bargaining agreements covered approximately 6,470 employees, or approximately 33% of the Company’s employees worldwide. During 2023, agreements are expected to be negotiated for certain employees at five facilities, four of which are outside of the United States, comprising approximately 67% of total employees under collective bargaining agreements. We believe our efforts in managing our workforce have been effective, as evidenced by a strong culture and a good relationship between the Company and our employees.
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
•Our People, Safety and Employee Engagement. Our employees are among our most important resources and are critical to our continued success. We provide a workplace that develops, supports and motivates our people. The overall well-being and safety of our employees remains one of our top priorities. We continue to invest in training, workplace resources and leading systems and processes to ensure the responsible management of all facilities. Additionally, continuous listening surveys are distributed throughout the year to all employees globally. These short and fast surveys reach all of our employees around the world to hear their thoughts on the Company’s direction and their place in it. These continuous touchpoints allow for real-time feedback and action from the Company. These surveys are further supplemented with quarterly and

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 6

informative enterprise and team town halls, which, in conjunction with the continuous listening surveys, generate stronger employee engagement with the Company’s strategy, initiatives and leadership. Further, in June 2022, the Company conducted its first annual Ethics and Compliance Survey to assess employees’ perception of the health of ethics and compliance at Hershey.
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
•Compensation, Benefits and Wellness. In addition to offering competitive, fair and transparent compensation, we also offer a suite of benefits, including comprehensive health and meaningful retirement benefits to eligible employees, tying incentive compensation to both business and individual performance, offering parental leave and adoption benefits and maintaining an employee stock purchase plan. We also provide a number of innovative programs designed to promote physical and emotional well-being, including ergonomic workspaces, a state-of-the-art fitness center at our Hershey, Pennsylvania campus and private rooms designed for quiet reflection, prayer or wellness breaks. The Company also offers SmartFlex benefits which is our suite of policies that allows individuals to create their own balance between work and personal life, including flexing work time based on work priorities or personal commitments, such as caring for children or family members. We believe that this flexibility improves productivity, job satisfaction and increases employee engagement. Additionally, the Company offers a “Best of Both” flexible work model for corporate and commercial employees to balance work and personal well-being. This model allows employees the option to work either remote, in-office, or both, depending on individual needs, personal schedules and work demands. This offers the benefits of flexibility and in-person collaboration, while maintaining productivity and overall job satisfaction.
•Diversity, Equity and Inclusion. Our diverse and inclusive culture makes the difference across all areas of the business around the world. Our gender representation includes women occupying many of the top positions in the Company, including Chief Executive Officer and Chairman of the Board, Chief Accounting Officer and President, Salty Snacks, and approximately 50% representation across the Company. Additionally, five of our 12 Board members are women (42% representation). In 2022, we maintained fair and equitable pay achievements, including 1:1 aggregate people of color pay equity for salaried employees in the United States (2021) and 1:1 aggregate gender pay (2020). Further, our eight employee-led Business Resource Groups, which include Abilities First, African American, Asian, GenH (Generations), Latino, Prism (LGBTQ), Veteran’s and Women’s, play a critical role in attracting diverse talent, providing mentoring and career development opportunities, delivering commercial business insights and connecting people to the Company and the communities where we do business. In 2022, the Company was ranked #6 on DiversityInc’s Top 50 Companies for Diversity and was ranked as a top 50 company on Forbes Top Female Friendly Companies. Additionally, the Company also ranked as a top 30 company on Wall Street Journal’s Top 250 Best-Managed Companies of 2022.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 7

Available Information
The Company's website address is www.thehersheycompany.com. We file or furnish annual, quarterly and current reports, proxy statements and other information, including amendments to these reports, with the SEC. You may obtain a copy of any of these reports, free of charge, from the Investors section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that also contains these reports at www.sec.gov. In addition, copies of the Company’s annual report will be made available, free of charge, on written request to the Company.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 8

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
We have been in the past and in the future could potentially be subject to litigation or government actions as a result of issues or concerns relating to the quality and safety of our products, ingredients or packaging, human and workplace rights, and other environmental, social or governance matters, which could result in payments of fines or damages. Costs associated with these potential actions, as well as the potential impact on our reputation or ability to sell our products, could negatively affect our operating results.
Disruption to our manufacturing operations or supply chain could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results.
Approximately 70% of our manufacturing capacity is located in the United States. Disruption to our global manufacturing operations or our supply chain could result from, among other factors, the following:
•Natural disaster;
•Pandemic outbreak of disease (such as the coronavirus disease 2019 (“COVID-19”) global pandemic);
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 9

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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 10

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
Commodities are subject to price volatility and changes in supply caused by numerous factors, including:
•Commodity market fluctuations;
•Currency exchanges rates;
•Imbalances between supply and demand;
•Rising levels of inflation and interest rates related to domestic and global economic conditions or supply chain issues;
•The effects of climate change and extreme weather on crop yield and quality;
•Speculative influences;
•Trade agreements among producing and consuming nations;
•Supplier compliance with commitments;
•Import/export requirements for raw materials and finished goods;
•Political unrest in producing countries;
•Introduction of living income premiums or similar requirements;
•Changes in governmental agricultural programs and energy policies; and
•Other events beyond our control such as the impacts on the business or supply chain arising from the conflict between Russia and Ukraine.

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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 11

•Consumer health concerns, including obesity and the consumption of certain ingredients.

There continues to be competitive product and pricing pressures in the markets where we operate, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. Our largest customer, McLane Company, Inc., accounted for approximately 28% of our total net sales in 2022. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 12

Our international operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations.
In 2022, 2021 and 2020, respectively, we derived approximately 12.5%, 13.0% and 13.6% of our net sales from customers located outside of the United States. Additionally, approximately 18% of our total long-lived assets were located outside of the United States as of December 31, 2022. As part of our strategy, we have made investments outside of the United States, particularly in Canada, Malaysia, Mexico, Brazil and India. As a result, we are subject to risks and uncertainties relating to international sales and operations, including:
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

We may not fully realize the expected cost savings and/or operating efficiencies associated with our strategic initiatives or restructuring programs, which may have an adverse impact on our business.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 13

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
Political, economic and/or financial market conditions, including impacts on our business arising from the conflict between Russia and Ukraine, could negatively impact our financial results.
Our operations are impacted by consumer spending levels and impulse purchases, which are affected by general macroeconomic conditions, consumer confidence, employment levels, the availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, sustained global recessions, broad political instability, rising unemployment, pandemic outbreak of disease (such as COVID-19), climate change, weather, natural and other disasters and declines in personal spending could adversely impact our revenues, profitability and financial condition.
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
Additionally, in February 2022, Russia invaded Ukraine and this conflict is still ongoing. In response, the U.S. and other countries have imposed sanctions on Russia and may impose further sanctions that could damage or disrupt international commerce and the global economy. With respect to the conflict between Russia and Ukraine, the situation remains dynamic and subject to rapid and possibly material change. The Company’s efforts to manage and mitigate any direct or indirect effects from this conflict may ultimately be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration of the conflict and potential governmental actions. The potential effects of the ongoing conflict between Russia and Ukraine may also impact many of the other risk factors described herein.
Risks Related to Digital Transformation, Cybersecurity and Data Privacy
Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations.
Information technology is critically important to our business operations. We use information technology to manage all business processes including manufacturing, financial, logistics, sales, marketing and administrative functions. These processes collect, interpret and distribute business data and communicate internally and externally with employees, suppliers, customers and other third parties.
We are regularly the target of cyber, ransomware and other security threats.  Therefore, we continuously monitor and update our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. We invest in industry standard security technology to protect the Company’s data and business processes against risk of data security breach and cyber attack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as adoption of standard data protection policies. We measure our data security effectiveness through industry-accepted methods and remediate significant findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification standards. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business resiliency preparedness. We also have processes in place to prevent disruptions resulting from our implementation of new software and systems.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 14

While we have been subject to cyber attacks, ransomware and other security breaches, these incidents did not have a significant impact on our business operations. We believe our security technology tools and processes provide adequate measures of protection against security and data breaches and in reducing cybersecurity risks. Nevertheless, despite continued vigilance in these areas, disruptions in or failures of information technology systems are possible and could have a negative impact on our operations or business reputation. Failure of our systems, including failures due to cyber attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to our Company, our employees and those with whom we do business. This in turn could have a negative impact on our financial condition and results or operations. In addition, the cost to remediate any damages to our information technology systems suffered as a result of a cyber attack could be significant.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 15

Item 2.    PROPERTIES
Our principal properties include the following:

Country	Location	Type	Status (Own/Lease)
United States	Hershey, Pennsylvania (2 principal plants)	Manufacturing—confectionery products and pantry items	Own
	Lancaster, Pennsylvania	Manufacturing—confectionery products	Own
	Hazleton, Pennsylvania	Manufacturing—confectionery products	Own
	Robinson, Illinois	Manufacturing—confectionery products and pantry items	Own
	Stuarts Draft, Virginia	Manufacturing—confectionery products and pantry items	Own
	Edgerton, Kansas	Manufacturing—salty snack products	Own
	Bluffton, Indiana	Manufacturing—salty snack products	Lease
	Plymouth, Indiana	Manufacturing—salty snack products	Lease
	Lawrence, Kansas	Manufacturing—salty snack products	Lease
	Annville, Pennsylvania	Distribution	Own
	Palmyra, Pennsylvania	Distribution	Own
	Edwardsville, Illinois	Distribution	Own
	Ogden, Utah	Distribution	Own
	Kennesaw, Georgia	Distribution	Lease
	Whitestown, Indiana	Distribution	Lease
	Hershey, Pennsylvania	Corporate administrative	Lease
	New York, New York	Retail	Lease
Canada	Brantford, Ontario	Distribution	Own
Mexico	Monterrey, Mexico	Manufacturing—confectionery products	Own
	El Salto, Mexico	Manufacturing—confectionery products and pantry items	Own
Malaysia	Johor, Malaysia	Manufacturing—confectionery products	Own
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
Item 3.    LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 15 to the Consolidated Financial Statements.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 16

SUPPLEMENTAL ITEM. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company, their positions and, as of February 15, 2023, their ages are set forth below.

Name	Age	Positions Held During the Last Five Years
Michele G. Buck	61	Chairman of the Board, President and Chief Executive Officer (October 2019); President and Chief Executive Officer (March 2017)
Jennifer L. McCalman (1)	45	Vice President, Chief Accounting Officer (February 2021); Senior Director, Global Controller (March 2019)
Charles R. Raup	55	President, U.S. Confection (November 2022); President, U.S. (January 2020); Vice President, U.S. CMG (June 2018); Vice President and General Manager, Chocolate (August 2017)
Jason R. Reiman	51	Senior Vice President, Chief Supply Chain Officer (June 2019);
Vice President, Supply Chain Operations (August 2018);
Vice President, US Supply Chain Operations (July 2017);
		Vice President, International Operations (May 2017)
Kristen J. Riggs	44	President, Salty Snacks (November 2022);
Senior Vice President, Chief Growth Officer (January 2020);
Vice President, Innovation and Strategic Growth Platforms (September 2019);
Vice President, Commercial Planning (June 2018);
		Vice President, Brand Commercialization (July 2017)
Christopher M. Scalia	47	Senior Vice President, Chief Human Resources Officer (January 2020); Vice President, Global Human Resources (March 2018); Vice President, Talent, HR Operations and Analytics (December 2014)
James Turoff	46
Senior Vice President, General Counsel and Secretary (May 2021);
Acting General Counsel (December 2020);
Vice President, Deputy General Counsel (March 2019);
Vice President, SEC, Corporate Governance & Compliance (March 2018);
Associate General Counsel, Securities & Governance and Business Transformation (May 2017)

Steven E. Voskuil (2)	54	Senior Vice President, Chief Financial Officer (February 2021);
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (November 2019);
		Senior Vice President, Chief Financial Officer (May 2019)

There are no family relationships among any of the above-named officers of our Company.

(1)    Ms. McCalman was appointed Vice President, Chief Accounting Officer effective February 23, 2021. Prior to joining our Company she was Senior Director and Assistant Controller for Keurig Dr. Pepper (formerly Keurig Green Mountain) (May 2017).
(2)    Mr. Voskuil was appointed Senior Vice President, Chief Financial Officer effective May 13, 2019. Prior to joining our Company he was Senior Vice President and Chief Financial Officer at Avanos Medical, Inc. (November 2014).
Our Executive Officers are generally appointed each year at the organization meeting of the Board in May.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 17

PART II
Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is listed and traded principally on the New York Stock Exchange under the ticker symbol “HSY.” The Class B Common Stock (“Class B Stock”) is not publicly traded.
The closing price of our Common Stock on December 30, 2022 (the last business day of the of the fiscal year) was $231.57. There were 24,076 stockholders of record of our Common Stock and 5 stockholders of record of our Class B Stock as of December 31, 2022.
We paid $775.0 million in cash dividends on our Common Stock and Class B Stock in 2022 and $686.0 million in 2021. The annual dividend rate on our Common Stock in 2022 was $3.874 per share.
On January 31, 2023, our Board declared a quarterly dividend of $1.036 per share of Common Stock payable on March 15, 2023, to stockholders of record as of February 17, 2023. It is the Company’s 373rd consecutive quarterly Common Stock dividend. A quarterly dividend of $0.942 per share of Class B Stock also was declared.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
October 3 through October 30	—	$—	—	$609,983
October 31 through November 27	145,701	$231.25	—	$609,983
November 28 through December 31	—	$—	—	$609,983
Total	145,701	$—	—
(1) During the three months ended December 31, 2022, 145,701 shares of Common Stock were purchased in open market transactions in connection with our standing authorization to buy back shares sufficient to offset those issued under incentive compensation plans, which authorization does not have a dollar or share limit and is not included in our share repurchase authorizations described in the following note (2).
(2) In July 2018, our Board of Directors approved a $500 million share repurchase authorization. As of December 31, 2022, approximately $110 million remained available for repurchases of our Common Stock under this program. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion. These share repurchase programs do not have an expiration date.
In February 2023, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “School Trust”), pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the School Trust at a price equal to $239.91 per share, for a total purchase price of $239.9 million. As a result of this repurchase, our July 2018 share repurchase authorization program was completed in February 2023, and approximately $370 million remains available for repurchases under our May 2021 share repurchase authorization.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 18

In February 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the School Trust at a price equal to $203.35 per share, for a total purchase price of $203.4 million.
Stockholder Return Performance Graph
The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Packaged Foods Index.

Comparison of 5 Year Cumulative Total Return*
Among The Hershey Company, the S&P 500 Index,
and the S&P 500 Packaged Foods Index
*$100 invested on December 31, 2017 in stock or index, assuming reinvestment of dividends.

	December 31,
Company/Index	2017	2018	2019	2020	2021	2022
The Hershey Company	$100	$97	$136	$144	$187	$228
S&P 500 Index	$100	$96	$126	$149	$191	$157
S&P 500 Packaged Foods Index	$100	$81	$106	$111	$126	$137

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.     [RESERVED]

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 19

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
Our vision is to be a leading snacking powerhouse. We aspire to be a leader in meeting consumers’ evolving snacking needs while strengthening the capabilities that drive our growth. We are focused on four strategic imperatives to ensure the Company’s success now and in the future:

•Drive Core Confection Business and Broaden Participation in Snacking. We continue to be the undisputed leader in U.S. confection by taking actions to deepen our consumer connections and utilize our beloved brands to deliver meaningful innovation, while also diversifying our portfolio to capture profitable and incremental growth across the broader snacking continuum.
◦Our products frequently play an important role in special moments among family and friends. Seasons are an important part of our business model and for consumers, as they are highly anticipated, cherished times, centered around traditions. For us, it’s an opportunity for our brands to be part of many connections during the year when family and friends gather.
◦Innovation is an important lever in this variety-seeking category and we are leveraging work from our proprietary demand landscape analytical tool to shape our future innovation and make it more impactful. We are becoming more disciplined in our focus on platform innovation, which should enable sustainable growth over time and significant extensions to our core.
◦To expand our breadth in snacking, we are focused on expanding the boundaries of our core confection brands to capture new snacking occasions and increasing our exposure into new snack categories through acquisitions. Our expansion into snacking recently has been fueled by the acquisitions of Dot’s and Pretzels in December 2021, which are included in our North America Salty Snacks segment.

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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 20

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
◦We believe our employees are among our most important resources and are critical to our continued success. We utilize continuous listening surveys that are distributed throughout the year to all employees globally. These short and fast surveys reach all of our employees around the world to hear their thoughts on the Company’s direction and their place in it. These continuous touchpoints allow for real-time feedback and action from the Company. These surveys are further supplemented with quarterly and informative enterprise and team town halls, which, in conjunction with the continuous listening surveys, generate stronger employee engagement with the Company’s strategy, initiatives and leadership.
◦Our diverse and inclusive culture makes the difference across all areas of the business. Our gender representation includes women occupying many of the top positions in the Company, including Chief Executive Officer and Chairman of the Board, Chief Accounting Officer and President, Salty Snacks, and approximately 50% representation across the Company. In 2022, we maintained fair and equitable pay achievements, including 1:1 aggregate people of color pay equity for salaried employees in the United States (2021) and 1:1 aggregate gender pay (2020).
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
Business Acquisitions and Divestitures
In December 2021, we completed the acquisition of Pretzels Inc. (“Pretzels”), previously a privately held company that manufactures and sells pretzels and other salty snacks for other branded products and private labels in the United States. Pretzels is an industry leader in the pretzel category with a product portfolio that includes filled, gluten free and seasoned pretzels, as well as extruded snacks that complements Hershey’s snacks portfolio. Based in Bluffton, Indiana, Pretzels operates three manufacturing locations in Indiana and Kansas. Pretzels provides Hershey with deep pretzel category and product expertise and the manufacturing capabilities to support brand growth and future pretzel innovation. Additionally, we completed the acquisition of Dot’s Pretzels, LLC (“Dot’s”), previously a privately held company that produces and sells pretzels and other snack food products to retailers and distributors in the United States, with Dot’s Homestyle Pretzels snacks as its primary product. Dot’s is the fastest-growing scale brand in the pretzel category and complements Hershey’s snacks portfolio.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 21

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
TRENDS AFFECTING OUR BUSINESS
Demand for consumer goods has remained strong throughout 2022, with continued positive consumer patterns identified for our products, as well as increased consumer optimism and mobility, including retail foot traffic. However, negative macroeconomic conditions, including inflation on inputs to consumer products, labor shortages and demand outpacing supply, have led to broad-based supply chain disruptions across the U.S. and globally. As a result, we experienced corresponding incremental costs and gross margin pressures during the year ended December 31, 2022 (see Results of Operations included in this MD&A). We are continuing to work closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.

In addition to broad-based supply chain disruptions, certain geopolitical events, specifically the conflict between Russia and Ukraine, have increased global economic and political uncertainty. For the year ended December 31, 2022, this conflict did not have a material impact on our commodity prices or supply availability. However, we are continuing to monitor for any significant escalation or expansion of economic or supply chain disruptions or broader inflationary costs, which may result in material adverse effects on our results of operations.

Net sales and net income increased during the year ended December 31, 2022, which was primarily driven by strong everyday performance on our core U.S. confection brands and salty snack brands (see Segment Results included in this MD&A), partially offset by the aforementioned supply chain disruptions and gross margin pressures. As of December 31, 2022, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements in both the short-term and in the long-term; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).

Based on the length and severity of broad-based supply chain disruptions, fluctuating levels of inflation, changes in consumer shopping and consumption behavior, and the conflict between Russia and Ukraine, we may experience increasing supply chain costs and higher inflation. We will continue to evaluate the nature and extent of these potential and evolving impacts on our business, consolidated results of operations, segment results, liquidity and capital resources.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 22

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Change
For the years ended December 31,	2022	2021	2020	2022 vs 2021	2021 vs 2020
In millions of dollars except per share amounts
Net sales	$10,419.3	$8,971.3	$8,149.7	16.1%	10.1%
Cost of sales	5,920.5	4,922.7	4,448.5	20.3%	10.7%
Gross profit	4,498.8	4,048.6	3,701.2	11.1%	9.4%
Gross margin	43.2%	45.1%	45.4%
SM&A expense	2,236.0	2,001.4	1,890.9	11.7%	5.8%
SM&A expense as a percent of net sales	21.5%	22.3%	23.2%
Long-lived asset impairment charges	—	—	9.1	NM	NM
Business realignment costs	2.0	3.5	18.5	(43.6)%	(80.9)%
Operating profit	2,260.8	2,043.7	1,782.7	10.6%	14.6%
Operating profit margin	21.7%	22.8%	21.9%
Interest expense, net	137.6	127.4	149.4	8.0%	(14.7)%
Other (income) expense, net	206.1	119.1	138.3	73.1%	(13.9)%
Provision for income taxes	272.3	314.4	219.6	(13.4)%	43.2%
Effective income tax rate	14.2%	17.5%	14.7%
Net income including noncontrolling interest	1,644.8	1,482.8	1,275.4	10.9%	16.3%
Less: Net gain (loss) attributable to noncontrolling interest	—	5.3	(3.3)	NM	NM
Net income attributable to The Hershey Company	$1,644.8	$1,477.5	$1,278.7	11.3%	15.5%
Net income per share—diluted	$7.96	$7.11	$6.11	12.0%	16.4%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Net Sales
2022 compared with 2021
Net sales increased 16.1% in 2022 compared with 2021, reflecting a favorable price realization of 8.0% due to higher prices on certain products, a 4.3% benefit from net acquisitions and divestitures driven by the 2021 acquisitions of Lily’s, Dot’s and Pretzels and a volume increase of 4.0% due to an increase in consumer demand primarily in everyday core U.S. confection brands and salty snack brands. These increases were slightly offset by an unfavorable impact from foreign currency exchange rates of 0.2%.
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
Key U.S. Marketplace Metrics
For the full year 2022, our total U.S. retail takeaway increased 11.4% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway increased 10.7%, resulting in a CMG market share decline of approximately 54 basis points.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 23

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
Cost of Sales and Gross Margin
2022 compared with 2021
Cost of sales increased 20.3% in 2022 compared with 2021. The increase was driven by higher sales volume, higher supply chain inflation costs, including higher logistics and labor costs and an incremental $40.8 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases. Additionally, the increase was partially offset by favorable price realization and supply chain productivity.
Gross margin decreased by 200 basis points in 2022 compared with 2021. The decrease was driven by unfavorable year-over-year mark-to-market impact from commodity derivative instruments, higher supply chain inflation costs, including higher logistics and labor costs, and unfavorable product mix. These declines were offset by favorable price realization and volume increases.
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
Selling, Marketing and Administrative
2022 compared with 2021
Selling, marketing and administrative (“SM&A”) expenses increased $234.7 million, or 11.7%, in 2022 driven by increased corporate expenses. Total advertising and related consumer marketing expenses increased 2.7% driven by advertising increases in our confectionery brands and increased investment in our salty snacks portfolio, which were partially offset by cost efficiencies related to new media partners. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 16.3% in 2022 driven by an increase in acquisition and integration related costs, as well as higher compensation costs, investments in capabilities and technology and broad-based marketplace inflation.
2021 compared with 2020
SM&A expenses increased $110.4 million, or 5.8%, in 2021 driven by increased corporate expenses. Total advertising and related consumer marketing expenses decreased 0.2% driven by lower advertising in our North America Confectionery segment. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 9.2% in 2021 driven by higher compensation costs and investments in capabilities and technology.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 24

Long-Lived Asset Impairment Charges
In 2022 and 2021, we recorded no impairments charges. In 2020, we recorded the following impairment charges:

For the year ended December 31,	2020
In millions of dollars
Adjustment to disposal group (1)	$6.2
Other asset write-down (2)	2.9
Long-lived asset impairment charges	$9.1
(1)In connection with our LSFC disposal group, which was previously classified as held for sale during 2020, we recorded impairment charges to adjust long-lived asset values. The fair value of the disposal group was supported by potential sales prices with third-party buyers. The sale of the LSFC joint venture was completed in January 2021.
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
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. In 2022, 2021 and 2020 , we recorded business realignment costs of $2.0 million, $3.5 million and $18.5 million, respectively. The 2022, 2021, and 2020 costs related primarily to the International Optimization Program, a program focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
2022 compared with 2021
Operating profit increased 10.6% in 2022 compared with 2021 predominantly due to higher gross profit, partially offset by higher SM&A expenses, as noted above. Operating profit margin decreased to 21.7% in 2022 from 22.8% in 2021 by the same factors noted above that resulted in lower gross margin for the period.
2021 compared with 2020
Operating profit increased 14.6% in 2021 compared with 2020 due primarily to higher gross profit, lower business realignment costs and lower impairment charges, partially offset by higher SM&A in the 2021 period, as noted above. Operating profit margin increased to 22.8% in 2021 from 21.9% in 2020 driven by these same factors.
Interest Expense, Net
2022 compared with 2021
Net interest expense was $10.1 million higher in 2022 than in 2021. The increase was primarily due to higher rates on short-term debt balances in 2022 versus 2021, specifically related to outstanding commercial paper borrowings. The increase was partially offset due to lower average long-term debt balances, specifically resulting from the repayment of $84.7 million of 8.800% Debentures upon their maturity in February 2021 and $350 million of 3.100% Notes upon their maturity in May 2021.
2021 compared with 2020
Net interest expense was $22.0 million lower in 2021 than in 2020. The decrease was due to lower average long-term debt balances in 2021 versus 2020, specifically resulting from $435 million of long-term debt repayments with varying maturity dates during 2021.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 25

Other (Income) Expense, Net
2022 compared with 2021
Other (income) expense, net totaled an expense of $206.1 million in 2022 versus an expense of $119.1 million in 2021. The increase in the net expense was primarily due to higher write-downs on equity investments qualifying for tax credits in 2022 versus 2021 and higher non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.
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
Income Taxes and Effective Tax Rate
2022 compared with 2021
Our effective income tax rate was 14.2% for 2022 compared with 17.5% for 2021. Relative to the 21% statutory rate, the 2022 effective tax rate benefited from investment tax credits, partially offset by state taxes. The 2021 effective rate, relative to the 21% statutory rate, benefited from investment tax credits, partially offset by incremental tax reserves incurred as a result of an adverse ruling in connection with a non-U.S. tax litigation matter, as well as state taxes.
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

Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
2022 compared with 2021
Net income increased $167.3 million, or 11.3%, while EPS-diluted increased $0.85, or 12.0%, in 2022 compared with 2021. The increase in both net income and EPS-diluted was driven primarily by higher gross profit and lower income taxes, partially offset by higher SM&A expenses and higher other income and expenses. Our 2022 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 26

SEGMENT RESULTS
The summary that follows provides a discussion of the results of operations of our three segments: North America Confectionery, North America Salty Snacks and International. For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition-related costs and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are largely managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the Chief Operating Decision Maker and used for resource allocation and internal management reporting and performance evaluation. Segment income and segment income margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as well as in evaluating operating performance in relation to our competitors, as they exclude the activities that are not directly attributable to our ongoing segment operations.
Our segment results, including a reconciliation to our consolidated results, were as follows:

For the years ended December 31,	2022	2021	2020
In millions of dollars
Net Sales:
North America Confectionery	$8,536.5	$7,682.4	$7,084.9
North America Salty Snacks	1,029.4	555.4	438.2
International	853.4	733.5	626.6
Total	$10,419.3	$8,971.3	$8,149.7

Segment Income:
North America Confectionery	$2,811.1	$2,475.9	$2,274.6
North America Salty Snacks	159.9	100.7	75.8
International	107.9	74.2	—
Total segment income	3,078.9	2,650.8	2,350.4
Unallocated corporate expense (1)	735.5	614.9	520.7
Unallocated mark-to-market losses (gains) on commodity derivatives (2)	78.2	(24.4)	6.4
Long-lived asset impairment charges	—	—	9.1
Costs associated with business realignment activities	4.4	16.6	31.5
Operating profit	2,260.8	2,043.7	1,782.7
Interest expense, net	137.6	127.4	149.4
Other (income) expense, net	206.2	119.1	138.3
Income before income taxes	$1,917.0	$1,797.2	$1,495.0
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 27

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery accounted for 81.9%, 85.6% and 86.9% of our net sales in 2022, 2021 and 2020, respectively. North America Confectionery results for the years ended December 31, 2022, 2021 and 2020 were as follows:

				Percent Change
For the years ended December 31,	2022	2021	2020	2022 vs 2021	2021 vs 2020
In millions of dollars
Net sales	$8,536.5	$7,682.4	$7,084.9	11.1%	8.4%
Segment income	2,811.1	2,475.9	2,274.6	13.5%	8.8%
Segment margin	32.9%	32.2%	32.1%
2022 compared with 2021
Net sales of our North America Confectionery segment increased $854.1 million, or 11.1%, in 2022 compared to 2021, reflecting a favorable price realization of 8.1% due to higher prices on certain products, a volume increase of 2.8% due to an increase in everyday core U.S. confection brands, and a 0.4% benefit from the 2021 acquisition of Lily’s. These increases were partially offset by an unfavorable impact from foreign currency exchange rates of 0.2%.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales for licensing and owned retail increased approximately 12.7% during 2022 compared to 2021.
Our North America Confectionery segment income increased $335.2 million, or 13.5%, in 2022 compared to 2021, primarily due to favorable price realization and volume increases, partially offset by higher supply chain inflation costs, including higher logistics and labor costs, as well as, unfavorable product mix.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 28

North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks accounted for 9.9%, 6.2% and 5.4% of our net sales in 2022, 2021 and 2020, respectively. North America Salty Snacks results for the years ended December 31, 2022, 2021 and 2020 were as follows:

				Percent Change
For the years ended December 31,	2022	2021	2020	2022 vs 2021	2021 vs 2020
In millions of dollars
Net sales	$1,029.4	$555.4	$438.2	85.3%	26.7%
Segment income	159.9	100.7	75.8	58.8%	32.8%
Segment margin	15.5%	18.1%	17.3%
2022 compared with 2021
Net sales for our North America Salty Snacks segment increased $474 million, or 85.3%, in 2022 compared to 2021, reflecting a 64.0% benefit from the 2021 acquisitions of Dot’s and Pretzels, a favorable price realization of 12.0% due to higher prices on certain products and a volume increase of 9.3% primarily related to SkinnyPop and Pirates Booty snacks.
Our North America Salty Snacks segment income increased $59.2 million, or 58.8%, in 2022 compared to 2021, primarily due to favorable price realization and volume increases, partially offset by higher supply chain inflation costs, including higher logistics and labor costs, as well as, unfavorable product mix.
2021 compared with 2020
Net sales for our North America Salty Snacks segment increased $117.2 million, or 26.7%, in 2021 compared to 2020, reflecting a volume increase of 16.9%, primarily related to SkinnyPop and Pirates Booty snacks, a favorable price realization of 5.7% due to higher prices on certain products and a 4.1% benefit from net acquisitions and divestitures driven by the 2021 acquisitions of Dot’s and Pretzels.
Our North America Salty Snacks segment income increased $24.9 million, or 32.8%, in 2021 compared to 2020, primarily due to favorable price realization and volume increases, partially offset by higher supply chain-related costs, higher freight and logistics costs, as well as unfavorable product mix.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 29

International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently, have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Latin America, as well as Asia, Europe, the Middle East and Africa (“AEMEA”) and other regions. International accounted for 8.2%, 8.2% and 7.7% of our net sales in 2022, 2021 and 2020, respectively. International results for the years ended December 31, 2022, 2021 and 2020 were as follows:

				Percent Change
For the years ended December 31,	2022	2021	2020	2022 vs 2021	2021 vs 2020
In millions of dollars
Net sales	$853.4	$733.5	$626.6	16.3%	17.1%
Segment income	107.9	74.2	—	45.4%	NM
Segment margin	12.6%	10.1%	—%
NM = not meaningful
2022 compared with 2021
Net sales of our International segment increased $119.9 million, or 16.3%, in 2022 compared to 2021, reflecting a volume increase of 11.9%, a favorable price realization of 4.1%, and a favorable impact from foreign currency exchange rates of 0.3%. The volume increase was primarily attributed to solid marketplace growth in Brazil, Mexico and India, where net sales increased by 21.6%, 20.6% and 13.7%, respectively. Our International segment also includes world travel retail, where net sales increased approximately 28.6%.
Our International segment income increased $33.7 million in 2022 compared to 2021 primarily resulting from volume increases, favorable price realization, and the execution of our International Optimization Program in China, as we streamline and optimize our China operating model.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 30

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
Unallocated corporate expense totaled $735.5 million in 2022 as compared to $614.9 million in 2021. The increase was primarily driven by an increase in acquisition and integration related costs, as well as higher compensation costs, investments in capabilities and technology and broad-based marketplace inflation.
Unallocated corporate expense totaled $614.9 million in 2021 as compared to $520.7 million in 2020 primarily driven by higher incentive compensation, higher group insurance costs from COVID-19-related delays in preventive care and incremental investments in capabilities and technology.
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
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

In millions of dollars	2022	2021	2020
Net cash provided by (used in):
Operating activities	$2,327.8	$2,082.9	$1,699.6
Investing activities	(787.4)	(2,222.8)	(531.3)
Financing activities	(1,415.7)	(681.1)	(499.2)
Effect of exchange rate changes on cash and cash equivalents	9.9	(5.1)	(7.0)
Less: Cash classified as assets held for sale	—	11.4	(11.4)
Increase (decrease) in cash and cash equivalents	$134.6	$(814.7)	$650.7
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
We generated cash of $2.3 billion from operating activities in 2022, an increase of $244.9 million compared to $2.1 billion in 2021. This increase in net cash provided by operating activities was mainly driven by the following factors:
•In the aggregate, select net working capital items, specifically, trade accounts receivable, inventory, accounts payable and accrued liabilities, consumed cash of $9 million in 2022 and generated cash of $47 million in 2021. This $56 million fluctuation was mainly driven by a higher year-over-year build up of U.S. inventories to satisfy product requirements and maintain sufficient levels to accommodate customer requirements, partially offset by the timing of vendor and supplier payments.
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, write-down of equity investments and other charges) resulted in $348 million of higher cash flow in 2022 relative to 2021.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 31

We generated cash of $2.1 billion from operating activities in 2021, an increase of $383.3 million compared to $1.7 billion in 2020. This increase in net cash provided by operating activities was mainly driven by the following factors:
•In the aggregate, select net working capital items, specifically, trade accounts receivable, inventory, accounts payable and accrued liabilities, generated cash of $47 million in 2021 and consumed cash of $166 million in 2020. This $213 million fluctuation was mainly driven by strong demand of U.S. inventories, specifically our everyday core U.S. confection brands and salty snack brands.
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived asset charges, write-down of equity investments and other charges) resulted in $185 million of higher cash flow in 2021 relative to 2020.
Pension and Post-Retirement Activity. We recorded net periodic benefit costs of $36.3 million, $28.4 million and $34.5 million in 2022, 2021 and 2020, respectively, relating to our benefit plans (including our defined benefit and other post retirement plans). The main drivers of fluctuations in expense from year to year are assumptions in formulating our long-term estimates, including discount rates used to value plan obligations, expected returns on plan assets, the service and interest costs and the amortization of actuarial gains and losses.
The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Cash contributions to our pension and post retirement plans totaled $78.5 million, $51.1 million and $11.7 million in 2022, 2021 and 2020, respectively.
Investing activities
Our principal uses of cash for investment purposes relate to purchases of property, plant and equipment and capitalized software, as well as acquisitions of businesses, partially offset by proceeds from sales of property, plant and equipment. We used cash of $787.4 million for investing activities in 2022 compared to $2.2 billion in 2021, with the decrease in cash spend driven by lower levels of acquisition activity, partially offset by higher capital spend and investment tax credits. We used cash of $531.3 million for investing activities in 2020, with the increase in 2021 in cash spend driven by higher levels acquisition activity.
Primary investing activities include the following:
•Capital spending. Capital expenditures, including capitalized software, primarily to support our ERP system implementation, capacity expansion, innovation and cost savings, were $519.5 million in 2022, $495.9 million in 2021 and $441.6 million in 2020. For each of the years presented, our expenditures increased due to progress on capacity expansion projects and our ERP system implementation. We expect 2023 capital expenditures, including capitalized software, to approximate $800 million to $900 million. The increase in our 2023 capital expenditures is largely driven by our key strategic initiatives, including core confection capacity expansion and continued investments in a digital infrastructure including the build and upgrade of a new ERP system across the enterprise. We intend to use our existing cash and internally generated funds to meet our 2023 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $275.5 million in 2022, $128.4 million in 2021 and $87.2 million in 2020 in projects qualifying for tax credits.
•Business acquisitions. In 2022 and 2020, we had no acquisition activity. In 2021, we spent an aggregate $1.6 billion to acquire Lily's (June 2021), as well as Dot’s and Pretzels (December 2021). Further details regarding our business acquisition activity is provided in Note 2 to the Consolidated Financial Statements.

•Other investing activities. In 2022, 2021, and 2020, our other investing activities were minimal.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 32

Financing activities
Our cash flow from financing activities generally relates to the use of cash for purchases of our Common Stock and payment of dividends, offset by net borrowing activity and proceeds from the exercise of stock options. Financing activities in 2022 used cash of $1.4 billion, compared to cash used of $681.1 million in 2021. We used cash of $499.2 million for financing activities in 2020.
The majority of our financing activity was attributed to the following:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. In 2022, used cash of $245.6 million to reduce a portion of our short-term commercial paper borrowings originally used to fund our 2021 acquisitions of Dot’s and Pretzels, partially offset by an increase in short-term foreign bank borrowings. In 2021, we generated cash flow of $869.0 million predominantly through the issuance of short-term commercial paper. In 2020, we generated cash flow of $41.8 million due to an increase in short-term foreign bank borrowings.
•Long-term debt borrowings and repayments. In 2022, long-term debt activity was minimal. In February 2021 and May 2021, we repaid $84.7 million of 8.800% Debentures and $350 million of 3.100% Notes due upon their maturities, respectively. In May 2020, we issued $300 million of 0.900% Notes due in 2025, $350 million of 1.700% Notes due in 2030 and $350 million of 2.650% Notes due in 2050 (the “2020 Notes”). Proceeds from the issuance of the 2020 Notes, net of discounts and issuance costs, totaled $989.9 million. Additionally, in May 2020 and December 2020, we repaid $350 million of 2.900% Notes and $350 million of 4.125% Notes due upon their maturities, respectively. In 2023, we expect our long-term debt repayments to approximate $750 million upon the maturity of $250 million of 2.625% Notes and $500 million of 3.375% Notes, both due in May 2023.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $775.0 million in 2022, $686.0 million in 2021 and $640.7 million in 2020. Dividends per share of Common Stock increased 13.6% to $3.874 per share in 2022 compared to $3.410 per share in 2021, while dividends per share of Class B Common Stock increased 13.6% in 2022. Details regarding our 2022 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	April 3, 2022	July 3, 2022	October 2, 2022	December 31, 2022
Dividends paid per share – Common stock	$0.901	$0.901	$1.036	$1.036
Dividends paid per share – Class B common stock	$0.819	$0.819	$0.942	$0.942
Total cash dividends paid	$181.1	$179.9	$207.0	$207.0
Declaration date	February 2, 2022	April 27, 2022	July 27, 2022	November 2, 2022
Record date	February 18, 2022	May 20, 2022	August 19, 2022	November 18, 2022
Payment date	March 15, 2022	June 15, 2022	September 15, 2022	December 15, 2022

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 33

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

In millions	2022	2021	2020
Milton Hershey School Trust repurchase (1)	$203.4	$—	$—
Shares repurchased in the open market under pre-approved share repurchase programs (2)	—	150.0	150.0
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	$185.6	$308.0	$61.2
Cash used for total share repurchases	389.0	458.0	211.2
Total shares repurchased under pre-approved share repurchase programs	—	0.9	1.0
(1) In February 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the School Trust at a price equal to $203.35 per share, for a total purchase price of $203.4 million.
(2) In July 2018, our Board of Directors approved a $500 million share repurchase authorization. As of December 31, 2022, approximately $110 million remained available for repurchases of our Common Stock under this program. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion. These share repurchase programs do not have an expiration date. We expect 2023 share repurchases to be in line with our traditional buyback strategy.
Additionally, in February 2023, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the School Trust at a price equal to $239.91 per share, for a total purchase price of $239.9 million. As a result of this repurchase, our July 2018 share repurchase authorization program was completed in February 2023, and approximately $370 million remains available for repurchases under our May 2021 share repurchase authorization.
•Proceeds from the exercise of stock options, including tax benefits. In 2022 we received $34.2 million from employee exercises of stock options and paid $35.5 million of employee taxes withheld from share-based awards. We received $33.2 million and $25.5 million from employee exercises of stock options, net of employee taxes withheld from share-based awards in 2021 and 2020, respectively. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 34

Financial Condition
At December 31, 2022, our cash and cash equivalents totaled $463.9 million. At December 31, 2021, our cash and cash equivalents totaled $329.3 million. Our cash and cash equivalents at the end of 2022 increased $134.6 million compared to the 2021 year-end balance as a result of the net sources of cash outlined in the previous discussion.
Approximately 90% of the balance of our cash and cash equivalents at December 31, 2022 was held by subsidiaries domiciled outside of the United States. A majority of this balance is distributable to the United States without material tax implications, such as withholding tax. We intend to continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.
We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity. Our total short- and long-term debt was $4.8 billion at December 31, 2022 and $5.0 billion at December 31, 2021. Our total debt decreased in 2022 mainly due the repayment of short-term commercial paper borrowings originally used to fund our 2021 acquisitions of Dot’s and Pretzels.
As a source of short-term financing, we maintain a $1.5 billion unsecured revolving credit facility with the option to increase borrowings by an additional $500 million with the consent of the lenders. As of December 31, 2022, the termination date of this agreement is July 2, 2024, however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions. As of December 31, 2022, we had $942 million of available capacity under the agreement. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. We were in compliance with all covenants as of December 31, 2022.
In addition to the revolving credit facility, we maintain lines of credit in various currencies with domestic and international commercial banks. As of December 31, 2022, we had available capacity of $178 million under these lines of credit.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 35

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
Material Cash Requirements
The following table summarizes our future material cash requirements as of December 31, 2022:

	Payments due by Period
In millions of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt (primarily U.S. commercial paper)	$693.8	$693.8	$—	$—	$—
Long-term notes (excluding finance lease obligations)	4,043.6	750.0	900.0	693.6	1,700.0
Interest expense (1)	1,080.8	99.0	164.3	120.2	697.3
Operating lease obligations (2)	419.7	41.4	66.3	47.4	264.6
Finance lease obligations (3)	171.4	8.3	13.0	8.1	142.0
Unconditional purchase obligations (4)	2,246.4	1,871.0	215.1	25.0	135.3
Total obligations	$8,655.7	$3,463.5	$1,358.7	$894.3	$2,939.2
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
(4) Purchase obligations consist primarily of fixed commitments for the purchase of raw materials to be utilized in the normal course of business. Amounts presented include fixed price forward contracts and unpriced contracts that were valued using market prices as of December 31, 2022. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at year-end 2022, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Such amounts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 36

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
Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 37

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
Accrued Liabilities for Trade Promotion Activities
We promote our products with advertising, trade promotions and consumer incentives. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs and other direct marketing expenses as incurred. We recognize the costs of trade promotion and consumer incentive activities as a reduction to net sales along with a corresponding accrued liability based on estimates at the time of revenue recognition. These estimates are based on our analysis of the programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2022, 2021, and 2020, actual annual promotional costs have not deviated from the estimated amount by more than 3%. Our trade promotion and consumer incentive accrued liabilities totaled $215.7 million and $174.0 million at December 31, 2022 and 2021, respectively.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 38

long-term rate of return and the actual return realized. For 2022, we increased the expected return on plan assets assumption to 6.3% from the 4.9% assumption used during 2021. The historical average return (compounded annually) over the 20 years prior to December 31, 2022 was approximately 6.4%.

As of December 31, 2022, our primary plans had cumulative unrecognized investment and actuarial losses of approximately $213 million. We amortize the unrecognized net actuarial gains and losses in excess of the corridor amount, which is the greater of 10% of a respective plan’s projected benefit obligation or the fair market value of plan assets. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the expected long-term rate of investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations or (iii) other actuarial gains when actual plan experience is favorable as compared to the assumed experience. A 100 basis point decrease or increase in the long-term rate of return on pension assets would correspondingly increase or decrease annual net periodic pension benefit expense by approximately $7 million.

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
A 100 basis point decrease (increase) in the weighted-average pension discount rate would increase (decrease) annual net periodic pension benefit expense by approximately $5 million and the December 31, 2022 pension liability would increase by approximately $57 million or decrease by approximately $50 million, respectively.
Pension expense for defined benefit pension plans is expected to be approximately $21 million in 2023. Pension expense beyond 2023 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.
Other Post-Employment Benefit Plans
Changes in significant assumptions could affect consolidated expense and benefit obligations, particularly the discount rates used to calculate such obligations:
•Discount rate. The determination of the discount rate used to calculate the benefit obligations of the OPEB plans is discussed in the pension plans section above. A 100 basis point decrease (increase) in the discount rate assumption for these plans would not be material to the OPEB plans’ consolidated expense and the December 31, 2022 benefit liability would increase by approximately $13 million or decrease by approximately $12 million, respectively.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 39

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

Results of Impairment Tests

At December 31, 2022, the net book value of our goodwill totaled $2.6 billion. As it relates to our 2022 annual testing performed at the beginning of the fourth quarter, we tested all of our reporting units using a qualitative assessment and determined that no quantitative testing was deemed necessary. Based on our testing, all of our reporting units had an excess fair value well over the their respective carrying values. There were no other events or circumstances that would indicate that impairment may exist. We had no goodwill impairment charges in 2022, 2021 or 2020.

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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 40

changing facts and circumstances, such as receiving audit assessments or clearing of an item for which a reserve has been established. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to our effective income tax rate in the period of resolution.
We believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances. Our valuation allowances are primarily related to U.S. capital loss carryforwards and various foreign jurisdictions’ net operating loss carryforwards and other deferred tax assets for which we do not expect to realize a benefit. Refer to Note 10 to the Consolidated Financial Statements for further discussion of our deferred tax assets and liabilities.
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
Interest Rate Risk
In December 2020, our fixed-to-floating interest rate swap matured in connection with the repayment of certain long-term debt upon its maturity. Therefore, as of December 31, 2022 and December 31, 2021, we had no interest rate swap derivative instruments in a fair value hedging relationship. Prior to maturing in December 2020, the total notional amount of interest rate swaps was $350 million. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt. A hypothetical 100 basis point increase in interest rates applied to this variable-rate debt through its December 2020 maturity would have increased interest expense by approximately $3.2 million for 2020.
In addition, the total amount of short-term debt, net of cash, amounted to net debt of $230 million and net debt of $610 million, respectively, at December 31, 2022 and 2021. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of December 31, 2022 would have changed interest expense by approximately $4.5 million for 2022 and $2.4 million for 2021.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at December 31, 2022 and December 31, 2021 by approximately $187 million and $319 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 41

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
A summary of foreign currency forward exchange contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2022		2021
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars
Foreign currency forward exchange contracts to purchase foreign currencies	$58.3	Euros Malaysian ringgit	$53.1	Euros Malaysian ringgit British pound
Foreign currency forward exchange contracts to sell foreign currencies	$119.6	Canadian dollars Brazilian reals Japanese yen Mexican Pesos	$144.7	Canadian dollars Brazilian reals Japanese yen
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. At December 31, 2022 and 2021, the net fair value of these instruments was an asset of $3.9 million and an asset of $2.8 million, respectively. In addition, assuming an unfavorable 10% change in year-end foreign currency exchange rates, the fair value of these instruments would have declined by $18.4 million and $24.8 million, respectively, generally offset by a reduction in foreign exchange associated with our transactional activities.

Commodities—Price Risk Management and Futures Contracts
Our most significant raw material requirements include cocoa products, sugar, corn products, dairy products, wheat, peanuts and almonds. The cost of cocoa products and prices for related futures contracts and costs for certain other raw materials historically have been subject to wide fluctuations attributable to a variety of factors. These factors include:

•Commodity market fluctuations;
•Currency exchanges rates;
•Imbalances between supply and demand;
•Rising levels of inflation and interest rates related to domestic and global economic conditions or supply chain issues;
•The effects of climate change and extreme weather on crop yield and quality;
•Speculative influences;
•Trade agreements among producing and consuming nations;
•Supplier compliance with commitments;
•Import/export requirements for raw materials and finished goods;
•Political unrest in producing countries;
•Introduction of living income premiums or similar requirements;
•Changes in governmental agricultural programs and energy policies; and
•Other events beyond our control such as the impacts on the business or supply chain arising from the conflict between Russia and Ukraine.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 42

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
Cocoa Products
During 2022, average cocoa futures contract prices decreased 0.9% compared with 2021 and continued to trade in a narrow range between $1.06 and $1.22 per pound, based on the Intercontinental Exchange futures contract. Production was down significantly in Ghana by nearly 30%, while it was stable in the rest of West Africa. As consumption remained strong, the large surplus in the 2020 - 2021 season became a small deficit in the 2022 season. The global surplus of the 2020 - 2021 season weighed on the price outlook for the first half of 2022 and the futures market corrected to accommodate the Living Income Differential being imposed by the Ghana and Ivory Coast cocoa marketing boards, leading to fairly similar price levels to the previous year. The table below shows annual average cocoa futures prices and the highest and lowest monthly averages for each of the calendar years indicated. The prices reflect the monthly averages of the quotations at noon of the three active futures trading contracts closest to maturity on the Intercontinental Exchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2022	2021	2020	2019	2018
Annual Average	$1.13	$1.14	$1.11	$1.03	$1.06
High	1.22	1.27	1.29	1.14	1.23
Low	1.06	1.04	1.00	0.90	0.88
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
Sugar
The price of sugar is subject to price supports under U.S. farm legislation. Such legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the U.S. are currently higher than prices on the world sugar market. The U.S. delivered east coast refined sugar prices traded in a range from $0.53 to $0.71 per pound during 2022. Prices were historically high throughout 2022 due to lack of imports by the U.S. government resulting in an extremely tight domestic raw sugar market and strong demand which resulted in a scarcity market for much of the year.
Corn Products
We use corn futures to price our corn sweetener product requirements. The conflict between Russia and Ukraine caused a tightness for global grain stocks in 2022. Corn prices traded in a range from $5.62 to $8.25 per bushel during 2022. Corn sweetener prices were also higher as strong demand resulted in a scarcity market during the year.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 43

Dairy Products
During 2022 prices for fluid dairy milk ranged from a low of $0.23 per pound to a high of $0.26 per pound, on a Class IV milk basis. Fluid dairy milk prices were higher than 2021, driven by declines in U.S. milk production and higher global dairy demand.
Wheat Products
In 2022 we continued utilizing soft and hard wheat futures as a risk management tool for our flour purchasing. The conflict between Russia and Ukraine, in addition to poor U.S. weather, resulted in uncertainty in the wheat market and impacted global availability of supplies. Wheat stock levels were at historic 15-year lows and prices reached historic highs in 2022. Hard wheat prices traded in the range of $7.72 to $13.21 per bushel during 2022, while soft wheat prices traded in the range of $7.40 to $12.29 per bushel during 2022.
Peanuts and Almonds
Peanut prices in the U.S. ranged from a low of $0.55 per pound to a high of $0.64 per pound during 2022. Prices rose this year due to higher competing crop prices and a smaller peanut crop. Almond prices traded in the range of $2.00 per pound to $2.25 per pound during 2022. Prices were lower than 2021 as a result of large crop and high inventory levels.
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
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $243.0 million as of December 31, 2022 and $313.2 million as of December 31, 2021. At the end of 2022, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2022 by $25.1 million, generally offset by a reduction in the cost of the underlying commodity purchases.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 44

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hershey Company (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 46

Valuation of Accrued Liabilities for Trade Promotion Activities

Description of the Matter
The unsettled portion of the Company’s obligation for trade promotion activities at December 31, 2022 was $215.7 million. As discussed in Note 1 of the consolidated financial statements, the Company promotes its products through programs such as, but not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. The Company recognizes the estimated costs of these trade promotion activities as a component of variable consideration when determining the transaction price. The unsettled portion of the Company’s obligation for trade promotion activities is included in accrued liabilities in the consolidated balance sheet.

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

Philadelphia, Pennsylvania
February 17, 2023
.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company

Opinion on Internal Control over Financial Reporting

We have audited The Hershey Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hershey Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 48

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 17, 2023

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 49

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

For the years ended December 31,	2022	2021	2020
Net sales	$10,419,294	$8,971,337	$8,149,719
Cost of sales	5,920,509	4,922,739	4,448,450
Gross profit	4,498,785	4,048,598	3,701,269
Selling, marketing and administrative expense	2,236,009	2,001,351	1,890,925
Long-lived asset impairment charges	—	—	9,143
Business realignment costs	1,989	3,525	18,503
Operating profit	2,260,787	2,043,722	1,782,698
Interest expense, net	137,557	127,417	149,374
Other (income) expense, net	206,159	119,081	138,327
Income before income taxes	1,917,071	1,797,224	1,494,997
Provision for income taxes	272,254	314,405	219,584
Net income including noncontrolling interest	1,644,817	1,482,819	1,275,413
Less: Net gain (loss) attributable to noncontrolling interest	—	5,307	(3,295)
Net income attributable to The Hershey Company	$1,644,817	$1,477,512	$1,278,708

Net income per share—basic:
Common stock	$8.22	$7.34	$6.30
Class B common stock	$7.47	$6.68	$5.72

Net income per share—diluted:
Common stock	$7.96	$7.11	$6.11
Class B common stock	$7.45	$6.66	$5.71

Dividends paid per share:
Common stock	$3.874	$3.410	$3.154
Class B common stock	$3.522	$3.100	$2.866

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 50

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2022			2021			2020
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$1,644,817			$1,482,819			$1,275,413
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation losses during period	$(10,340)	$—	(10,340)	$(1,500)	$—	(1,500)	$(13,767)	$—	(13,767)
Reclassification to earnings due to the sale of businesses	—	—	—	5,249	—	5,249	—	—	—
Pension and post-retirement benefit plans:
Net actuarial (loss) gain	(32,970)	7,481	(25,489)	67,728	(13,929)	53,799	(39,455)	9,351	(30,104)
Reclassification to earnings	31,009	(7,392)	23,617	32,092	(8,067)	24,025	33,326	(8,240)	25,086
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	2,056	(74)	1,982	(1,551)	(2,989)	(4,540)	(780)	1,880	1,100
Reclassification to earnings	10,200	(3,088)	7,112	18,117	(1,034)	17,083	7,779	(3,156)	4,623
Total other comprehensive income (loss), net of tax	$(45)	$(3,073)	(3,118)	$120,135	$(26,019)	94,116	$(12,897)	$(165)	(13,062)
Total comprehensive income including noncontrolling interest			$1,641,699			$1,576,935			$1,262,351
Comprehensive gain (loss) attributable to noncontrolling interest			—			10,556			(2,241)
Comprehensive income attributable to The Hershey Company			$1,641,699			$1,566,379			$1,264,592

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 51

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

December 31,	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$463,889	$329,266
Accounts receivable—trade, net	711,203	671,464
Inventories	1,173,119	988,511
Prepaid expenses and other	272,195	256,965
Total current assets	2,620,406	2,246,206
Property, plant and equipment, net	2,769,702	2,586,187
Goodwill	2,606,956	2,633,174
Other intangibles	1,966,269	2,037,588
Other non-current assets	944,989	868,203
Deferred income taxes	40,498	40,873
Total assets	$10,948,820	$10,412,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$970,558	$692,338
Accrued liabilities	832,518	855,638
Accrued income taxes	6,710	3,070
Short-term debt	693,790	939,423
Current portion of long-term debt	753,578	2,844
Total current liabilities	3,257,154	2,493,313
Long-term debt	3,343,977	4,086,627
Other long-term liabilities	719,742	787,058
Deferred income taxes	328,403	288,004
Total liabilities	7,649,276	7,655,002

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2022 and 2021	—	—
Common stock, shares issued: 163,439,248 in 2022 and 160,939,248 in 2021	163,439	160,939
Class B common stock, shares issued: 58,113,777 in 2022 and 60,613,777 in 2021	58,114	60,614
Additional paid-in capital	1,296,572	1,260,331
Retained earnings	3,589,781	2,719,936
Treasury—common stock shares, at cost: 16,588,308 in 2022 and 15,444,011 in 2021	(1,556,029)	(1,195,376)
Accumulated other comprehensive loss	(252,333)	(249,215)
Total stockholders’ equity	3,299,544	2,757,229
Total liabilities and stockholders’ equity	$10,948,820	$10,412,231

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 52

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended December 31,	2022	2021	2020
Operating Activities
Net income including noncontrolling interest	$1,644,817	$1,482,819	$1,275,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	378,959	315,002	294,907
Stock-based compensation expense	65,991	66,711	57,584
Deferred income taxes	36,889	13,374	26,880
Impairment of long-lived assets (see Note 6)	—	—	9,143
Write-down of equity investments	188,286	113,756	125,579
Other	120,818	96,016	113,470
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	(38,165)	(14,642)	(55,537)
Inventories	(186,963)	21,457	(151,918)
Prepaid expenses and other current assets	(14,507)	8,619	2,493
Accounts payable and accrued liabilities	216,479	39,732	41,470
Accrued income taxes	5,005	(29,682)	(16,158)
Contributions to pension and other benefit plans	(78,547)	(51,100)	(11,671)
Other assets and liabilities	(11,225)	20,822	(11,998)
Net cash provided by operating activities	2,327,837	2,082,884	1,699,657
Investing Activities
Capital additions (including software)	(519,481)	(495,877)	(441,626)
Equity investments in tax credit qualifying partnerships	(275,534)	(128,417)	(87,211)
Business acquisitions, net of cash and cash equivalents acquired	—	(1,601,073)	—
Other investing activities	7,639	2,539	(2,443)
Net cash used in investing activities	(787,376)	(2,222,828)	(531,280)
Financing Activities
Net (decrease) increase in short-term debt	(245,633)	869,030	41,759
Long-term borrowings, net of debt issuance costs	—	—	989,876
Repayment of long-term debt and finance leases	(4,741)	(439,444)	(704,467)
Cash dividends paid	(775,030)	(685,987)	(640,732)
Repurchase of common stock	(388,964)	(457,946)	(211,196)
Exercise of stock options	34,158	49,821	46,372
Taxes withheld and paid on employee stock awards	(35,515)	(16,610)	(20,840)
Net cash used in financing activities	(1,415,725)	(681,136)	(499,228)
Effect of exchange rate changes on cash and cash equivalents	9,887	(5,075)	(6,990)
Increase (decrease) in cash and cash equivalents, including cash classified as held for sale	134,623	(826,155)	662,159
Less: Decrease (increase) in cash and cash equivalents classified as held for sale	—	11,434	(11,434)
Net increase (decrease) in cash and cash equivalents	134,623	(814,721)	650,725
Cash and cash equivalents, beginning of period	329,266	1,143,987	493,262
Cash and cash equivalents, end of period	$463,889	$329,266	$1,143,987
Supplemental Disclosure
Interest paid	$131,757	$127,726	$150,930
Income taxes paid	221,321	275,171	215,491

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 53

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, January 1, 2020	$—	$160,939	$60,614	$1,142,210	$1,290,461	$(591,036)	$(323,966)	$5,772	$1,744,994
Net income (loss)					1,278,708			(3,295)	1,275,413
Other comprehensive (loss) income							(14,116)	1,054	(13,062)
Dividends (including dividend equivalents):
Common Stock, $3.154 per share					(466,777)				(466,777)
Class B Common Stock, $2.866 per share					(173,719)				(173,719)
Stock-based compensation				56,698					56,698
Exercise of stock options and incentive-based transactions				(7,708)		33,240			25,532
Repurchase of common stock						(211,196)			(211,196)
Balance, December 31, 2020	—	160,939	60,614	1,191,200	1,928,673	(768,992)	(338,082)	3,531	2,237,883
Net income					1,477,512			5,307	1,482,819
Other comprehensive income							88,867	5,249	94,116
Dividends (including dividend equivalents):
Common Stock, $3.410 per share					(498,346)				(498,346)
Class B Common Stock, $3.100 per share					(187,903)				(187,903)
Stock-based compensation				67,482					67,482
Exercise of stock options and incentive-based transactions				1,649		31,562			33,211
Repurchase of common stock						(457,946)			(457,946)
Divestiture of noncontrolling interest								(1,436)	(1,436)
Distributions to joint venture partner								(8,750)	(8,750)
Other								(3,901)	(3,901)
Balance, December 31, 2021	—	160,939	60,614	1,260,331	2,719,936	(1,195,376)	(249,215)	—	2,757,229
Net income					1,644,817			—	1,644,817
Other comprehensive loss							(3,118)	—	(3,118)
Dividends (including dividend equivalents):
Common Stock, $3.874 per share					(567,839)				(567,839)
Class B Common Stock, $3.522 per share					(207,133)				(207,133)
Conversion of Class B Common Stock into Common Stock		2,500	(2,500)						—
Stock-based compensation				65,909					65,909
Exercise of stock options and incentive-based transactions				(29,668)		28,311			(1,357)
Repurchase of common stock						(388,964)			(388,964)
Balance, December 31, 2022	$—	$163,439	$58,114	$1,296,572	$3,589,781	$(1,556,029)	$(252,333)	$—	$3,299,544

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 54

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Hershey Company together with its wholly-owned subsidiaries and entities in which it has a controlling interest, (the “Company,” “Hershey,” “we” or “us”) is a global confectionery leader known for its branded portfolio of chocolate, sweets, mints and other great tasting snacks. The Company has more than 100 brands worldwide including such iconic brand names as Hershey’s, Reese’s, Kisses, Jolly Rancher and Ice Breakers, which are marketed, sold and distributed in approximately 80 countries worldwide. Hershey’s structure is designed to ensure continued focus on North America, coupled with an emphasis on profitable growth in our focus international markets. The Company currently operates through three segments that are aligned with its management structure and the key markets it serves: (i) North America Confectionery, (ii) North America Salty Snacks and (iii) International. For additional information on our segment presentation, see Note 13.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 55

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
associated with these programs and incentives are based upon our analysis of the programs offered, expectations regarding customer and consumer participation, historical sales and payment trends, and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2022, 2021 and 2020, actual promotional costs have not deviated from the estimated amount by more than 3%. The Company’s unsettled portion remaining in accrued liabilities at year-end for these activities was $215,688 and $174,046 at December 31, 2022 and 2021, respectively.
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
In 2022, 2021 and 2020, approximately 28%, 30% and 31%, respectively, of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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
Selling, Marketing and Administrative Expense
Selling, marketing and administrative expense (“SM&A”) represents costs incurred in generating revenues and in managing our business. Such costs include advertising and other marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, amortization of capitalized software and intangible assets and depreciation of administrative facilities.  Research and development costs, charged to expense as incurred, totaled $46,943 in 2022, $40,107 in 2021 and $37,577 in 2020. Advertising expense is also charged to expense as incurred and totaled $517,677 in 2022, $511,798 in 2021 and $516,936 in 2020. Prepaid advertising expense was $241 as of December 31, 2022. There was no prepaid advertising expense as of December 31, 2021.
Cash Equivalents
Cash equivalents consist of highly liquid debt instruments, time deposits and money market funds with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount.
Accounts Receivable—Trade
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of current and projected economic conditions. Our primary concentration of credit risk is associated with McLane Company, Inc., one customer served principally by our North America Confectionery segment. As of December 31, 2022, McLane Company, Inc. accounted for approximately 26% of our total accounts receivable. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts receivable-trade in the Consolidated Balance Sheets is presented net of allowances for bad debts and anticipated discounts of $26,001 and $28,837 at December 31, 2022 and 2021, respectively.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 56

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Inventories
Inventories are valued at the lower of cost or market value, adjusted for the value of inventory that is estimated to be excess, obsolete or otherwise unsaleable. As of December 31, 2022, approximately 53% of our inventories, representing the majority of our United States (“U.S.”) inventories, were valued under the last-in, first-out (“LIFO”) method. The remainder of our inventories in the U.S. and inventories for our international businesses were valued at the lower of first-in, first-out (“FIFO”), average cost or net realizable value. LIFO cost of inventories valued using the LIFO method was $621,614 as of December 31, 2022 and $589,850 as of December 31, 2021. The adjustment to LIFO, as shown in Note 19, approximates the excess of replacement cost over the stated LIFO inventory value. The net impact of LIFO acquisitions and liquidations was not material to 2022, 2021 or 2020.
Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, as follows: 3 to 15 years for machinery and equipment; and 25 to 40 years for buildings and related improvements. At December 31, 2022 and December 31, 2021, property, plant and equipment included assets under finance lease arrangements with net book values totaling $72,160 and $72,496, respectively. Total depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $253,582, $230,638 and $219,021, respectively, and included depreciation on assets recorded under finance lease arrangements. Maintenance and repairs are expensed as incurred. We capitalize applicable interest charges incurred during the construction of new facilities and production lines and amortize these costs over the assets’ estimated useful lives.
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
The unamortized amount of capitalized software totaled $320,034 and $260,656 at December 31, 2022 and 2021, respectively. We amortize software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. Accumulated amortization of capitalized software was $350,620 and $321,939 as of 2022 and 2021, respectively. Such amounts are recorded within other assets in the Consolidated Balance Sheets.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 57

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
The cost of intangible assets with finite useful lives is amortized on a straight-line basis. Our finite-lived intangible assets consist primarily of certain trademarks, customer-related intangible assets and patents obtained through business acquisitions. The weighted-average amortization period for our finite-lived intangible assets is approximately 29 years , which is primarily driven by recently acquired trademarks. If certain events or changes in operating conditions indicate that the carrying value of these assets, or related asset groups, may not be recoverable, we perform an impairment assessment and may adjust the remaining useful lives. See Note 3 for additional information regarding the results of impairment tests.
Supplier Finance Program Obligations
During 2020, we entered into an agreement with a third-party financial institution to facilitate a supplier finance program which allows qualifying suppliers to sell their receivables from the Company to the financial institution. These participating suppliers negotiate their outstanding receivable arrangements directly with the financial institution, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Once a qualifying supplier elects to participate in the supplier finance program and reaches an agreement with a financial institution, they elect which individual Company invoices they sell to the financial institution. However, all Company payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The financial institution pays the supplier on the invoice due date for any invoices that were not previously sold under the supplier finance program. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. Included in Accounts Payable in the Consolidated Balance Sheets at December 31, 2022 and 2021 were $105,293 and $36,386 of outstanding payment obligations, respectively, that were sold to the financial institution under the Company’s supplier finance program.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 58

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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 59

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
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50):
Disclosure of Supplier Finance Program Obligations. This ASU requires a buyer in a supplier finance program to disclose qualitative and quantitative information about the program including the program’s nature, activity during the period, changes from period to period and potential magnitude. ASU 2022-04 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. A rollforward of obligations during the annual period, including the amount of obligations confirmed and obligations subsequently paid, is effective for annual periods beginning after December 15, 2023 with early adoption permitted. This ASU should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. We early adopted provisions of this ASU in the fourth quarter of 2022, with the exception of the amendment on rollforward information, which will be adopted in the fourth quarter of 2023. Adoption of the new standard did not have a material impact on our consolidated financial statements.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 60

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
2021 Activity
Pretzels Inc.
On December 14, 2021, we completed the acquisition of Pretzels Inc. (“Pretzels”), previously a privately held company that manufactures and sells pretzels and other salty snacks for other branded products and private labels in the United States. Pretzels is an industry leader in the pretzel category with a product portfolio that includes filled, gluten free and seasoned pretzels, as well as extruded snacks that complements Hershey’s snacks portfolio. Based in Bluffton, Indiana, Pretzels operates three manufacturing locations in Indiana and Kansas. Pretzels provides Hershey with deep pretzel category and product expertise and the manufacturing capabilities to support brand growth and future pretzel innovation. The cash consideration paid for Pretzels totaled $304,334 and consisted of cash on hand and short-term borrowings. Acquisition-related costs for the Pretzels acquisition were immaterial.
The acquisition has been accounted for as a business combination and, accordingly, Pretzels has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Goodwill	$166,191
Other intangible assets	26,100
Current assets acquired	30,835
Property, plant and equipment, net	100,716
Other non-current assets, primarily operating lease ROU assets	111,787
Deferred income taxes	773
Current liabilities acquired	(22,713)
Other long-term liabilities, primarily operating lease liabilities	(109,355)
Net assets acquired	$304,334
The purchase price allocation presented above has been finalized as of the third quarter of 2022 and includes an immaterial amount of measurement period adjustments. The measurement period adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired and liabilities assumed, specifically, post-closing adjustments to the working capital acquired including certain holdbacks.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 61

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
The acquisition has been accounted for as a business combination and, accordingly, Dot’s has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Goodwill	$284,427
Other intangible assets	543,100
Current assets acquired	51,121
Property, plant and equipment, net	40,266
Other non-current assets	2,201
Other liabilities assumed, primarily current liabilities	(29,946)
Net assets acquired	$891,169
The purchase price allocation presented above has been finalized as of the third quarter of 2022 and includes an immaterial amount of measurement period adjustments. The measurement period adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired and liabilities assumed, specifically, the refinement of certain assumptions in the value of customer relationships based on an analysis of historical customer-specific data and post-closing adjustments to the working capital acquired including certain holdbacks.
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
Other intangible assets include trademarks valued at $336,600 and customer relationships valued at $206,500. Trademarks were assigned an estimated useful life of 33 years and customer relationships were assigned estimated useful life of 18 years.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 62

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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 63

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by segment for the years ended December 31, 2022 and 2021 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Goodwill	$1,854,266	$121,152	$375,145	$2,350,563
Accumulated impairment loss	(4,973)	—	(357,375)	(362,348)
Balance at January 1, 2021	1,849,293	121,152	17,770	1,988,215
Acquired during the period	174,516	468,646	—	643,162
Measurement period adjustments	1,310	—	—	1,310
Foreign currency translation	887	—	(400)	487
Balance at December 31, 2021	2,026,006	589,798	17,370	2,633,174
Measurement period adjustments	—	(18,028)	—	(18,028)
Foreign currency translation	(7,576)	—	(614)	(8,190)
Balance at December 31, 2022	$2,018,430	$571,770	$16,756	$2,606,956

We had no goodwill impairment charges in 2022, 2021 or 2020.
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

December 31,	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,701,932	$(190,045)	$1,705,390	$(141,760)
Customer-related	513,188	(93,495)	504,667	(65,131)
Patents	8,053	(8,053)	8,623	(8,623)
Total	2,223,173	(291,593)	2,218,680	(215,514)

Intangible assets not subject to amortization:
Trademarks	34,689		34,422
Total other intangible assets	$1,966,269		$2,037,588

Total amortization expense for the years ended December 31, 2022, 2021 and 2020 was $79,690, $52,124 and $46,472, respectively.
Amortization expense for the next five years, based on current intangible asset balances, is estimated to be as follows:

Year ending December 31,	2023	2024	2025	2026	2027
Amortization expense	$79,249	$78,667	$78,667	$78,620	$77,527

4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.5 billion unsecured revolving credit facility with the option to increase borrowings by an additional $500 million with the consent of the lenders. This facility is scheduled to expire

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 64

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
on July 2, 2024; however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility.
The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1.0 at the end of each fiscal quarter. The credit agreement also contains customary representations, warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2022, we are in compliance with all affirmative and negative covenants and the financial covenant pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $313,195 at December 31, 2022 and $280,650 at December 31, 2021. These lines permit us to borrow at the respective banks’ prime commercial interest rates, or lower. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	December 31, 2022	December 31, 2021
Short-term foreign bank borrowings against lines of credit	$135,555	$119,038
U.S. commercial paper	558,235	820,385
Total short-term debt	$693,790	$939,423
Weighted average interest rate on outstanding commercial paper	4.3%	0.1%
The maximum amount of short-term borrowings outstanding during 2022 and 2021 was $937,593 and $939,423, respectively. The weighted-average interest rate on short-term borrowings outstanding was 4.4% as of December 31, 2022 and 0.2% as of December 31, 2021.

Long-term Debt
Long-term debt consisted of the following:

December 31,	Maturity Date	2022	2021
2.625% Notes	May 1, 2023	250,000	250,000
3.375% Notes	May 15, 2023	500,000	500,000
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes	June 1, 2030	350,000	350,000
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		73,479	69,146
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(19,563)	(23,314)
Total long-term debt		4,097,555	4,089,471
Less—current portion		753,578	2,844
Long-term portion		$3,343,977	$4,086,627

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 65

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
In February 2021, we repaid $84,715 of 8.800% Debentures due upon their maturity. In May 2021, we repaid $350,000 of 3.100% Notes due upon their maturity.
Aggregate annual maturities of our long-term Notes (excluding finance lease obligations and net impact of interest rate swaps, debt issuance costs and unamortized debt discounts) are as follows for the years ending December 31:

2023	$750,000
2024	300,000
2025	600,000
2026	500,000
2027	193,639
Thereafter	1,700,000
Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.
Interest Expense
Net interest expense consists of the following:

For the years ended December 31,	2022	2021	2020
Interest expense	$148,226	$139,156	$160,204
Capitalized interest	(8,131)	(9,310)	(6,733)
Interest expense	140,095	129,846	153,471
Interest income	(2,538)	(2,429)	(4,097)
Interest expense, net	$137,557	$127,417	$149,374
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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $243,009 as of December 31, 2022 and $313,200 as of December 31, 2021.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 66

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $59,448 at December 31, 2022 and $94,623 at December 31, 2021. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $1,843 at December 31, 2022 and $2,993 at December 31, 2021. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in SM&A expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at December 31, 2022 and 2021 was $18,803 and $24,975, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of December 31, 2022 and 2021:

December 31,	2022		2021
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$3,921	$261	$2,949	$711

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	685	662	2,423	1,376
Deferred compensation derivatives	1,222	—	2,412	—
Foreign exchange contracts	246	—	550	—
	2,153	662	5,385	1,376
Total	$6,074	$923	$8,334	$2,087

(1)Derivatives assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 67

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
(2)As of December 31, 2022, amounts reflected on a net basis in assets were assets of $25,308 and liabilities of $25,296, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2021 were assets of $31,774 and liabilities of $32,701. At December 31, 2022 and 2021, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2022 and 2021 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from AOCI into income (b)
	2022	2021	2022	2021	2022	2021
Commodities futures and options	$44,569	$85,402	$—	$—	$—	$—
Foreign exchange contracts	(274)	547	2,056	(1,551)	636	(7,145)
Interest rate swap agreements	—	—	—	—	(10,836)	(10,972)
Deferred compensation derivatives	(4,920)	6,004	—	—	—	—
Total	$39,375	$91,953	$2,056	$(1,551)	$(10,200)	$(18,117)

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
The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $7,176 as of December 31, 2022. This amount is primarily associated with interest rate swap agreements.
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

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 68

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2022 and 2021:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
December 31, 2022:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$4,167	$—	$4,167
Deferred compensation derivatives (2)	—	1,222	—	1,222
Commodities futures and options (3)	685	—	—	685
Liabilities:
Foreign exchange contracts (1)	—	261	—	261
Commodities futures and options (3)	662	—	—	662
December 31, 2021:
Assets:
Foreign exchange contracts (1)	$—	$3,499	$—	$3,499
Deferred compensation derivatives (2)	—	2,412	—	2,412
Commodities futures and options (3)	2,423	—	—	2,423
Liabilities:
Foreign exchange contracts (1)	—	711	—	711
Commodities futures and options (3)	1,376	—	—	1,376
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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of December 31, 2022 and December 31, 2021 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issuances and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
At December 31,	2022	2021	2022	2021
Current portion of long-term debt	$749,345	$2,844	$753,578	$2,844
Long-term debt	2,854,165	4,274,304	3,343,977	4,086,627
Total	$3,603,510	$4,277,148	$4,097,555	$4,089,471

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 69

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
For real estate, equipment and vehicles that support selling, marketing and general administrative activities the Company accounts for the lease and non-lease components as a single lease component. These asset categories comprise the majority of our leases. The lease and non-lease components of real estate and equipment leases supporting production activities are not accounted for as a single lease component. Consideration for such contracts is allocated to the lease component and non-lease components based upon relative standalone prices either observable or estimated if observable prices are not readily available.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 70

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The components of lease expense were as follows:

Lease expense	Classification	2022	2021
Operating lease cost	Cost of sales or SM&A (1)	$48,988	$44,444
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	7,043	8,098
Interest on lease liabilities	Interest expense, net	4,192	4,358
Net lease cost (2)		$60,223	$56,900
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.
Information regarding our lease terms and discount rates were as follows:

	2022	2021
Weighted-average remaining lease term (years)
Operating leases	15.0	15.4
Finance leases	27.7	30.0

Weighted-average discount rate
Operating leases	3.2%	3.1%
Finance leases	6.1%	6.1%
Supplemental balance sheet information related to leases were as follows:

Leases	Classification	2022	2021
Assets
Operating lease ROU assets	Other non-current assets	$326,472	$351,712

Finance lease ROU assets, at cost	Property, plant and equipment, gross	86,703	89,190
Accumulated amortization	Accumulated depreciation	(14,543)	(16,694)
Finance lease ROU assets, net	Property, plant and equipment, net	72,160	72,496

Total leased assets		$398,632	$424,208

Liabilities
Current
Operating	Accrued liabilities	$31,787	$36,292
Finance	Current portion of long-term debt	4,285	3,564
Non-current
Operating	Other long-term liabilities	294,849	310,899
Finance	Long-term debt	69,194	65,582
Total lease liabilities		$400,115	$416,337

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 71

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The maturity of our lease liabilities as of December 31, 2022 were as follows:

	Operating leases	Finance leases	Total
2023	$41,393	$8,289	$49,682
2024	38,789	7,478	46,267
2025	27,466	5,535	33,001
2026	23,596	4,036	27,632
2027	23,770	4,065	27,835
Thereafter	264,553	142,020	406,573
Total lease payments	419,567	171,423	590,990
Less: Imputed interest	92,931	97,944	190,875
Total lease liabilities	$326,636	$73,479	$400,115

Supplemental cash flow and other information related to leases were as follows:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45,179	$42,584
Operating cash flows from finance leases	$4,192	$4,730
Financing cash flows from finance leases	$4,717	$4,358

ROU assets obtained in exchange for lease liabilities:
Operating leases	$13,998	$164,951
Finance leases	$9,617	$(6,424)
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

Both equity and cost method investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates was $133,029 and $93,089 as of December 31, 2022 and December 31, 2021, respectively.
9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 72

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

For the years ended December 31,	2022	2021	2020
Cost of sales	$3	$5,220	$2,209
Selling, marketing and administrative expense	2,425	7,854	10,801
Business realignment costs	1,989	3,525	18,503
Costs associated with business realignment activities	$4,417	$16,599	$31,513

Costs recorded by program in 2022, 2021 and 2020 related to these activities were as follows:

For the years ended December 31,	2022	2021	2020
International Optimization Program:
Severance and employee benefit costs	$2,001	$3,982	$18,977
Other program costs	2,416	12,617	10,366
Margin for Growth Program:
Severance	—	—	(653)
Other program costs	—	—	2,823
Total	$4,417	$16,599	$31,513
Amounts classified as liabilities qualifying as exit and disposal costs primarily represent employee-related and certain third-party service provider charges, however, such amounts at December 31, 2022 are not significant and are expected to be paid within the next 12 months.
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
For the year ended December 31, 2022 and 2021, we recognized total costs associated with the International Optimization Program of $4,417 and $16,599. These charges predominantly included third-party charges in support of our initiative to transform our China operating model, as well as severance and employee benefit costs. Since inception, we have incurred pre-tax charges to execute the program totaling $50,359.
Margin for Growth Program
In the first quarter of 2017, the Company’s Board of Directors (“Board”) unanimously approved several initiatives under a single program focused on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings.
For the year ended December 31, 2020, we recognized total costs associated with the Margin for Growth Program of $2,170. These charges included other program costs, which related primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness. This project was completed in mid-2020.
The costs and related benefits of the Margin for Growth Program relate approximately 63% to the North America Confectionery segment and 37% to the International segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 73

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
10. INCOME TAXES
The components of income before income taxes were as follows:

For the years ended December 31,	2022	2021	2020
Domestic	$1,816,622	$1,775,361	$1,405,254
Foreign	100,449	21,863	89,743
Income before income taxes	$1,917,071	$1,797,224	$1,494,997

The components of our provision for income taxes were as follows:

For the years ended December 31,	2022	2021	2020
Current:
Federal	$121,968	$161,402	$117,348
State	85,741	60,979	46,198
Foreign	27,656	78,650	29,158
	235,365	301,031	192,704
Deferred:
Federal	34,848	26,726	24,486
State	3,393	8,253	3,746
Foreign	(1,352)	(21,605)	(1,352)
	36,889	13,374	26,880
Total provision for income taxes	$272,254	$314,405	$219,584

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 74

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The significant temporary differences that comprised the deferred tax assets and liabilities are as follows:

December 31,	2022	2021
Deferred tax assets:
Post-retirement benefit obligations	$40,100	$51,026
Accrued expenses and other reserves	78,523	81,847
Stock-based compensation	19,847	21,898
Derivative instruments	3,983	—
Lease liabilities	91,099	95,503
Accrued trade promotion reserves	23,082	25,382
Net operating loss carryforwards	130,944	152,389
Capital loss carryforwards	1,999	2,522
Other	52,802	49,760
Gross deferred tax assets	442,379	480,327
Valuation allowance	(137,531)	(167,788)
Total deferred tax assets	304,848	312,539
Deferred tax liabilities:
Property, plant and equipment, net	247,964	234,474
Acquired intangibles	193,160	168,087
Lease ROU assets	28,573	76,285
Inventories	72,602	20,105
Derivative instruments	—	1,352
Pension	11,038	11,871
Other	39,416	47,496
Total deferred tax liabilities	592,753	559,670
Net deferred tax liabilities	$(287,905)	$(247,131)
Included in:
Non-current deferred tax assets, net	$40,498	$40,873
Non-current deferred tax liabilities, net	(328,403)	(288,004)
Net deferred tax liabilities	$(287,905)	$(247,131)

Changes in deferred taxes were primarily due to acquired intangibles and accelerated tax depreciation on property, plant and equipment.
The valuation allowances as of December 31, 2022 and 2021 were primarily related to various foreign jurisdictions' net operating loss carryforwards and other deferred tax assets that we do not expect to realize.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 75

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table reconciles the federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	3.2	2.8	2.7
Foreign rate differences	(0.1)	(0.2)	(0.5)
Historic and solar tax credits	(9.9)	(6.2)	(7.7)
Tax contingencies	0.4	1.7	0.1
Stock compensation	(0.7)	(0.5)	(0.6)
Other, net	0.3	(1.1)	(0.3)
Effective income tax rate	14.2%	17.5%	14.7%
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2022	2021
Balance at beginning of year	$143,305	$108,543
Additions for tax positions taken during prior years	17,987	40,145
Reductions for tax positions taken during prior years	(9,310)	(3,601)
Additions for tax positions taken during the current year	4,112	14,329
Settlements	—	(9,858)
Expiration of statutes of limitations	(7,749)	(6,253)
Balance at end of year	$148,345	$143,305
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $120,699 as of December 31, 2022 and $117,552 as of December 31, 2021.
We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net tax expense of $4,862, $8,924 and $1,564 in 2022, 2021 and 2020, respectively, for interest and penalties. Accrued net interest and penalties were $25,328 as of December 31, 2022 and $20,466 as of December 31, 2021.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Mexico, China, Canada and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties.
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $22,253 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
As of December 31, 2022, we had approximately $620,697 of undistributed earnings of our international subsidiaries. During 2020, previously undistributed earnings of certain international subsidiaries were no longer considered indefinitely reinvested; however, the Company had previously recognized a one-time U.S. repatriation tax due under U.S. tax reform, and as a result, only an immaterial amount of withholding tax was recognized. We intend to continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing, such as withholding tax, for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings beyond the one-time U.S. repatriation tax due under the 2017 Tax Cuts and Jobs Act.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 76

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Investments in Partnerships Qualifying for Tax Credits
We invest in partnerships which make equity investments in projects eligible to receive federal historic and energy tax credits. The investments are accounted for under the equity method and reported within other non-current assets in our Consolidated Balance Sheets. The tax credits, when realized, are recognized as a reduction of tax expense under the flow-through method, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. For the years ended December 31, 2022, 2021 and 2020 we recognized investment tax credits and related outside basis difference benefits totaling $228,819, $136,243 and $146,021, respectively, and we wrote-down the equity investment by $188,286, $113,756 and $125,579, respectively, to reflect the realization of these benefits. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA enacted a 15% corporate minimum tax on certain corporations and an excise tax on share repurchases after December 31, 2022, and created and extended certain energy-related tax credits and incentives, as well as other provisions. We currently do not expect the tax-related provisions of the IRA to have a material impact on our consolidated financial statements, including our annual effective tax rate, or on our liquidity. We will continue to monitor and assess the impact the IRA may have on our business and financial results.
American Rescue Plan Act
On March 11, 2021, the American Rescue Plan Act (“ARPA”) was signed into law. The ARPA strengthens and extends certain federal programs enacted through the Coronavirus Aid, Relief, and Economic Security Act and other coronavirus disease 2019 (“COVID-19”) relief measures, and establishes new federal programs, including provisions on taxes, healthcare and unemployment benefits. The ARPA did not have a material impact on our consolidated financial statements for the years ended December 31, 2022 and 2021.
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the years ended December 31, 2022, 2021 and 2020.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 77

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Obligations and Funded Status
A summary of the changes in benefit obligations, plan assets and funded status of these plans is as follows:

	Pension Benefits		Other Benefits
December 31,	2022	2021	2022	2021
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,076,180	$1,168,838	$211,490	$243,308
Service cost	17,500	21,361	302	1,879
Interest cost	30,491	18,320	4,603	3,857
Actuarial (gain) loss	(184,775)	(33,984)	(28,145)	(14,787)
Settlement	(82,907)	(75,985)	—	—
Currency translation and other	(3,268)	619	(613)	113
Benefits paid	(22,936)	(22,989)	(22,748)	(22,880)
Projected benefit obligation at end of year	830,285	1,076,180	164,889	211,490
Change in plan assets
Fair value of plan assets at beginning of year	1,098,191	1,100,245	—	—
Actual return on plan assets	(196,969)	68,361	—	—
Employer contributions	55,799	28,220	22,748	22,880
Settlement	(82,907)	(75,985)	—	—
Currency translation and other	(2,746)	339	—	—
Benefits paid	(22,936)	(22,989)	(22,748)	(22,880)
Fair value of plan assets at end of year	848,432	1,098,191	—	—
Funded status at end of year	$18,147	$22,011	$(164,889)	$(211,490)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$53,495	$71,618	$—	$—
Accrued liabilities	(7,652)	(12,584)	(17,715)	(17,886)
Other long-term liabilities	(27,696)	(37,023)	(147,174)	(193,604)
Total	$18,147	$22,011	$(164,889)	$(211,490)

Amounts recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial net (loss) gain	$(150,378)	$(132,917)	$19,689	$1,137
Net prior service credit	12,435	15,399	—	—
Net amounts recognized in AOCI	$(137,943)	$(117,518)	$19,689	$1,137
The projected benefit obligation during 2022 was impacted by actuarial gain of $184,775 which was mainly the result of the discount rate assumption increasing from 2.7% at December 31, 2021 to 5.5% at December 31, 2022. The accumulated benefit obligation for all defined benefit pension plans was $799,635 as of December 31, 2022 and $1,031,197 as of December 31, 2021.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 78

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2022	2021
Projected benefit obligation	$79,932	$108,034
Accumulated benefit obligation	68,665	92,462
Fair value of plan assets	44,584	58,427
Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2022	2021	2020	2022	2021	2020
Amounts recognized in net periodic benefit cost
Service cost	$17,500	$21,361	$21,734	$302	$1,879	$159
Interest cost	30,491	18,320	26,112	4,603	3,857	6,029
Expected return on plan assets	(47,637)	(49,091)	(52,907)	—	—	—
Amortization of prior service (credit) cost	(5,651)	(6,142)	(7,308)	—	—	300
Amortization of net loss	16,060	20,556	26,952	(92)	1,593	(39)
Settlement loss	20,692	16,085	13,421	—	—	—
Total net periodic benefit cost	$31,455	$21,089	$28,004	$4,813	$7,329	$6,449

Change in plan assets and benefit obligations recognized in AOCI, pre-tax
Actuarial net (gain) loss	$22,609	$(80,047)	$(15,606)	$(26,212)	$(16,374)	$15,266
Prior service cost (credit)	5,601	6,447	7,310	—	—	(300)
Total recognized in other comprehensive (income) loss, pre-tax	$28,210	$(73,600)	$(8,296)	$(26,212)	$(16,374)	$14,966
Net amounts recognized in periodic benefit cost and AOCI	$59,665	$(52,511)	$19,708	$(21,399)	$(9,045)	$21,415

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).
Assumptions
The weighted-average assumptions used in computing the year end benefit obligations were as follows:

	Pension Benefits		Other Benefits
December 31,	2022	2021	2022	2021
Discount rate	5.5%	2.7%	5.5%	2.9%
Rate of increase in compensation levels	3.4%	3.5%	4.0%	N/A
Interest crediting rate	4.7%	4.6%	N/A	N/A

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 79

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The weighted-average assumptions used in computing net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2022	2021	2020	2022	2021	2020
Discount rate	2.7%	2.3%	3.1%	2.9%	2.5%	3.2%
Expected long-term return on plan assets	4.9%	4.8%	5.3%	N/A	N/A	N/A
Rate of compensation increase	3.5%	3.5%	3.6%	N/A	N/A	N/A

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

For purposes of measuring our post-retirement benefit obligation at December 31, 2022, we assumed a 6.7% annual rate of increase in the per capita cost of covered health care benefits for 2023, grading down to 5.0% by 2030. For purposes of measuring our post-retirement benefit obligation at December 31, 2021, we assumed a 6.2% annual rate of increase in the per capita cost of covered health care benefits for 2022, grading down to 5.0% by 2025.
The valuations and assumptions reflect adoption of the Society of Actuaries updated Pri-2012 mortality tables with MP-2021 generational projection scales, which we adopted as of December 31, 2021. The Society of Actuaries did not update the Pri-2012 mortality tables in 2022. Adoption of the updated scales did not have a significant impact on our current pension obligations or net period benefit cost since our primary plans are cash balance plans and most participants take lump-sum settlements upon retirement.
Plan Assets
We broadly diversify our pension plan assets across public equity, fixed income, diversified credit strategies and diversified alternative strategies asset classes. Our target asset allocation for our major domestic pension plans as of December 31, 2022 was as follows:

Asset Class	Target Asset Allocation
Cash	1%
Equity securities	27%
Fixed income securities	48%
Alternative investments, including real estate, listed infrastructure and other	24%
As of December 31, 2022, actual allocations were consistent with the targets and within our allowable ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets within each asset class.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 80

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table sets forth by level, within the fair value hierarchy (as defined in Note 6), pension plan assets at their fair values as of December 31, 2022:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$327	$29,595	$—	$566	$30,488
Equity securities:
Global all-cap (a)	—	—	—	206,636	206,636
Fixed income securities:
U.S. government/agency	—	—	—	173,122	173,122
Corporate bonds (b)	—	—	—	58,646	58,646
International government/corporate bonds (c)	—	—	—	26,489	26,489
Diversified credit (d)	—	—	—	109,926	109,926
Alternative investments:
Global diversified assets (e)	—	—	—	95,243	95,243
Real assets fund (f)	—	—	—	147,882	147,882
Total pension plan assets	$327	$29,595	$—	$818,510	$848,432
The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair values as of December 31, 2021:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$534	$23,715	$—	$649	$24,898
Equity securities:
Global all-cap (a)	—	—	—	294,090	294,090
Fixed income securities:
U.S. government/agency	—	—	—	248,579	248,579
Corporate bonds (b)	—	—	—	78,360	78,360
International government/corporate bonds (c)	—	—	—	31,922	31,922
Diversified credit (d)	—	—	—	154,004	154,004
Alternative investments:
Global diversified assets (e)	—	—	—	97,412	97,412
Real assets fund (f)	—	—	—	168,926	168,926
Total pension plan assets	$534	$23,715	$—	$1,073,942	$1,098,191

(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in our Obligations and Funded Status table.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 81

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

(a)	This category comprises equity funds that primarily track the MSCI World Index or MSCI All Country World Index.
(b)	This category comprises fixed income funds primarily invested in investment grade and high yield bonds.
(c)	This category comprises fixed income funds primarily invested in Canadian and other international bonds.
(d)	This category comprises fixed income funds primarily invested in high yield bonds, loans, securitized debt and emerging market debt.
(e)	This category comprises diversified funds invested across alternative asset classes.
(f)	This category comprises funds primarily invested in publicly traded real estate securities, publicly listed infrastructure securities and real estate debt.
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

We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2022. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.
Cash Flows and Plan Termination
Our policy is to fund domestic pension liabilities in accordance with the limits imposed by the ERISA, federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans.
We made total contributions to the pension plans of $55,799 during 2022. In 2021, we made total contributions of $28,220 to the pension plans. For 2023, minimum funding requirements for our pension plans are approximately $1,746.
Total benefit payments expected to be paid to plan participants, including pension benefits funded from the plans and other benefits funded from Company assets, are as follows:

	Expected Benefit Payments
	2023	2024	2025	2026	2027	2028-2032
Pension Benefits	$115,689	$88,637	$88,579	$91,949	$75,724	$326,440
Other Benefits	17,745	16,794	15,579	14,465	13,654	57,698
Savings Plans
The Company sponsors several defined contribution plans to provide retirement benefits to employees. Contributions to The Hershey Company 401(k) Plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions were made in cash. Expense associated with the defined contribution plans was $61,477 in 2022, $58,883 in 2021 and $52,793 in 2020.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 82

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

As of December 31, 2022, 65.8 million shares were authorized and approved by our stockholders for grants under the EICP. The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Human Capital Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Human Capital Committee has authorized the deferral of PSU and RSU awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and RSUs awarded that they elect to convert into deferred stock units under our Directors’ Compensation Plan.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

For the years ended December 31,	2022	2021	2020
Pre-tax compensation expense	$65,991	$66,711	$57,584
Related income tax benefit	9,635	11,608	8,580
Compensation expenses for stock compensation plans are primarily included in SM&A expense. As of December 31, 2022, total stock-based compensation expense related to non-vested awards not yet recognized was $74,635 and the weighted-average period over which this amount is expected to be recognized was approximately 1.9 years.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 83

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
A summary of activity relating to grants of stock options for the year ended December 31, 2022 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	1,332,956	$102.78	4.4 years
Granted	4,025	$202.03
Exercised	(351,503)	$99.11
Forfeited	(6,971)	$123.07
Expired	(1,873)	$103.07
Outstanding as of December 31, 2022	976,634	$104.36	3.8 years	$124,240
Options exercisable as of December 31, 2022	943,561	$102.54	3.7 years	$121,749
The weighted-average fair value of options granted was $37.28, $24.12 and $21.31 per share in 2022, 2021 and 2020, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

For the years ended December 31,	2022	2021	2020
Dividend yields	1.9%	2.2%	2.1%
Expected volatility	21.1%	21.8%	17.5%
Risk-free interest rates	1.9%	1%	1.3%
Expected term in years	6.3	6.3	6.7
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
The total intrinsic value of options exercised was $40,882, $38,645 and $32,121 in 2022, 2021 and 2020, respectively.
As of December 31, 2022, there was $826 of total unrecognized compensation expense related to non-vested stock option awards granted under the EICP, which we expect to recognize over a weighted-average period of 1.1 years.
The following table summarizes information about stock options outstanding as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/22	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Number Exercisable as of 12/31/22	Weighted-Average Exercise Price
$60.68 - $99.90	472,273	4.1	$96.38	472,273	$96.38
$99.91 - $107.95	376,889	2.8	$106.88	376,889	$106.88
$107.96 - $202.03	127,472	5.6	$126.44	94,399	$116.00
$60.68 - $202.03	976,634	3.8	$104.36	943,561	$102.54

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 84

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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSUs granted in 2022, 2021, and 2020 can range from 0% to 250% of the targeted amounts.
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
In 2022, 2021 and 2020, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs quarterly to non-employee directors.
We recognize the compensation expense associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. The compensation expense associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended December 31, 2022 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,303,521	$146.96
Granted	313,285	$211.85
Performance assumption change (1)	77,150	$253.68
Vested	(516,502)	$130.69
Forfeited	(35,775)	$167.81
Outstanding at end of year	1,141,679	$181.91
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

For the years ended December 31,	2022	2021	2020
Units granted	313,285	404,517	353,037
Weighted-average fair value at date of grant	$211.85	$154.83	$161.30
Monte Carlo simulation assumptions:
Estimated values	$100.41	$66.44	$80.08
Dividend yields	1.8%	2.2%	2.0%
Expected volatility	25.3%	26.4%	17.3%

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 85

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

The fair value of shares vested totaled $105,668, $52,008 and $56,294 in 2022, 2021 and 2020, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 266,469 units as of December 31, 2022. Each unit is equivalent to one share of the Company’s Common Stock.
13. SEGMENT INFORMATION

The Company reports its operations through three segments: (i) North America Confectionery, (ii) North America Salty Snacks and (iii) International. This organizational structure aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment, and further aligns with our product categories and the key markets we serve.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 86

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

For the years ended December 31,	2022	2021	2020
Net sales:
North America Confectionery	$8,536,480	$7,682,416	$7,084,860
North America Salty Snacks	1,029,405	555,424	438,224
International	853,409	733,497	626,635
Total	$10,419,294	$8,971,337	$8,149,719

Segment income (loss):
North America Confectionery	$2,811,066	$2,475,873	$2,274,584
North America Salty Snacks	159,935	100,777	75,845
International	107,927	74,170	(14)
Total segment income	3,078,928	2,650,820	2,350,415
Unallocated corporate expense (1)	735,542	614,875	520,632
Unallocated mark-to-market losses (gains) on commodity derivatives	78,182	(24,376)	6,429
Long-lived asset impairment charges (see Note 6)	—	—	9,143
Costs associated with business realignment activities (see Note 9)	4,417	16,599	31,513
Operating profit	2,260,787	2,043,722	1,782,698
Interest expense, net (see Note 4)	137,557	127,417	149,374
Other (income) expense, net (see Note 17)	206,159	119,081	138,327
Income before income taxes	$1,917,071	$1,797,224	$1,494,997
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

Activity within the unallocated mark-to-market losses (gains) on commodity derivatives is as follows:

For the years ended December 31,	2022	2021	2020
Net gains on mark-to-market valuation of commodity derivative positions recognized in income	$(44,569)	$(85,402)	$(6,593)
Net gains on commodity derivative positions reclassified from unallocated to segment income	122,751	61,026	13,022
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative losses (gains)	$78,182	$(24,376)	$6,429
As of December 31, 2022, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $8,735. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax gains on commodity derivatives of $1,228 to segment operating results in the next twelve months.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 87

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Depreciation and amortization expense included within segment income presented above is as follows:

For the years ended December 31,	2022	2021	2020
North America Confectionery	$228,399	$213,113	$198,951
North America Salty Snacks	68,600	29,744	27,362
International	23,148	22,754	24,533
Corporate	58,812	49,391	44,061
Total	$378,959	$315,002	$294,907
Additional information regarding our net sales and long-lived assets disaggregated by geographical region is as follows:

For the years ended December 31,	2022	2021	2020
Net sales:
United States	$9,121,166	$7,807,606	$7,042,804
Other	1,298,128	1,163,731	1,106,915
Total	$10,419,294	$8,971,337	$8,149,719

Long-lived assets:
United States	$2,272,811	$2,099,786	$1,836,114
Other	496,891	486,401	449,141
Total	$2,769,702	$2,586,187	$2,285,255
14. EQUITY AND TREASURY STOCK ACTIVITY
We had 1,055,000,000 authorized shares of capital stock as of December 31, 2022. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares were designated as Class B Common Stock (“Class B Stock”) and 5,000,000 shares were designated as Preferred Stock. Each class has a par value of one dollar per share.
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
Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2022, 2,500,000 shares of Class B Common Stock were converted to Common Stock by Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “School Trust”). During 2021 and 2020, no shares of Class B Stock were converted into Common Stock.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 88

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Changes in the outstanding shares of Common Stock for the past three years were as follows:

For the years ended December 31,	2022	2021	2020
Shares issued	221,553,025	221,553,025	221,553,025
Treasury shares at beginning of year	(15,444,011)	(13,325,898)	(12,723,592)
Stock repurchases:
Shares repurchased in the open market under pre-approved share repurchase programs	—	(871,144)	(951,138)
Milton Hershey School Trust repurchase	(1,000,000)	—	—
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	(824,701)	(2,005,500)	(450,000)
Stock issuances:
Shares issued for stock options and incentive compensation	680,404	758,531	798,832
Treasury shares at end of year	(16,588,308)	(15,444,011)	(13,325,898)
Net shares outstanding at end of year	204,964,717	206,109,014	208,227,127
In July 2018, our Board of Directors approved a $500,000 share repurchase authorization to repurchase shares of our Common Stock. As of December 31, 2022, $109,983 remained available for repurchases of our Common Stock under this program. In May 2021, our Board of Directors approved an additional $500,000 share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
Hershey Trust Company
Hershey Trust Company, as trustee for the School Trust and as direct owner of investment shares, held 39,630 shares of our Common Stock as of December 31, 2022. As trustee for the School Trust, Hershey Trust Company held 58,112,012 shares of the Class B Common Stock as of December 31, 2022, and was entitled to cast approximately 80% of all of the votes entitled to be cast on matters requiring the vote of both classes of our common stock voting together. Hershey Trust Company, as trustee for the School Trust, or any successor trustee, or Milton Hershey School, as appropriate, must approve any issuance of shares of Common Stock or other action that would result in it not continuing to have voting control of our Company.
Stock Purchase Agreements
In February 2023, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the School Trust at a price equal to $239.91 per share, for a total purchase price of $239,910. As a result of this repurchase, our July 2018 share repurchase authorization program was completed in February 2023.

In February 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the School Trust at a price equal to $203.35 per share, for a total purchase price of $203,350.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 89

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

15. COMMITMENTS AND CONTINGENCIES
Purchase obligations
We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2022.
The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures contracts or other commodity derivative instruments to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts or other commodity derivative instruments. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2022, we satisfied these obligations by taking delivery of and making payment for the specific commodities.
As of December 31, 2022, we had entered into agreements for the purchase of raw materials with various suppliers. Subject to meeting our quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2022:

in millions	2023	2024	2025	2026	2027
Purchase obligations	$1,871.0	$202.6	$12.5	$12.5	$12.5
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 90

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Collective Bargaining
As of December 31, 2022, the Company employed approximately 18,075 full-time and 1,790 part-time employees worldwide. Collective bargaining agreements covered approximately 6,470 employees, or approximately 33% of the Company’s employees worldwide. During 2023, agreements will be negotiated for certain employees at five facilities, four of which are outside of the United States, comprising approximately 67% of total employees under collective bargaining agreements. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 91

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
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

For the years ended December 31,	2022		2021		2020
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$567,897	$207,133	$498,084	$187,903	$467,013	$173,719
Allocation of undistributed earnings	637,438	232,349	574,772	216,753	464,802	173,174
Total earnings—basic	$1,205,335	$439,482	$1,072,856	$404,656	$931,815	$346,893

Denominator (shares in thousands):
Total weighted-average shares—basic	146,713	58,822	146,120	60,614	147,832	60,614

Earnings Per Share—basic	$8.22	$7.47	$7.34	$6.68	$6.30	$5.72

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$1,205,335	$439,482	$1,072,856	$404,656	$931,815	$346,893
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	439,482	—	404,656	—	346,893	—
Reallocation of undistributed earnings	—	(1,201)	—	(1,098)	—	(822)
Total earnings—diluted	$1,644,817	$438,281	$1,477,512	$403,558	$1,278,708	$346,071

Denominator (shares in thousands):
Number of shares used in basic computation	146,713	58,822	146,120	60,614	147,832	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	58,822	—	60,614	—	60,614	—
Employee stock options	571	—	609	—	600	—
Performance and restricted stock units	469	—	415	—	368	—
Total weighted-average shares—diluted	206,575	58,822	207,758	60,614	209,414	60,614

Earnings Per Share—diluted	$7.96	$7.45	$7.11	$6.66	$6.11	$5.71
The earnings per share calculations for the years ended December 31, 2022, 2021 and 2020 excluded 5, 43 and 15 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 92

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

For the years ended December 31,	2022	2021	2020
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$188,286	$113,756	$125,579
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	18,466	5,177	12,560
Other (income) expense, net	(593)	148	188
Total	$206,159	$119,081	$138,327
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
A summary of material related party transactions with Hershey Trust Company and/or its affiliates for the year ended December 31, 2022 is as follows:
Sale and Donation of Property, Plant and Equipment

In May 2022, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Hershey Trust Company, as trustee for the School Trust, pursuant to which the Company agreed to sell certain real and personal property consisting of approximately six acres of land located in Hershey, Pennsylvania, together with portions of a building located on the land. Additionally, in June 2022, the Company entered into a Donation Agreement with Hershey Trust Company, as trustee for The M.S. Hershey Foundation, pursuant to which the Company agreed to donate a portion of the building concurrently with the closing of the Purchase Agreement. The sale and donation transactions closed in June 2022. Total proceeds from the sale were approximately $6,300 (net of transaction and closing costs), resulting in a loss of $13,568, which was recorded in the SM&A expense caption within the Consolidated Statements of Income. The fair values of the disposed assets were supported by a proposed sales price submitted by a third-party buyer received prior to executing the Purchase Agreement.

Stock Purchase Agreements
In February 2023 and February 2022, the Company entered into Stock Purchase Agreements with Hershey Trust Company, as trustee for the School Trust, pursuant to which the Company purchased shares of its Common Stock from the School Trust (see Note 14).

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 93

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

December 31,	2022	2021
Inventories:
Raw materials	$372,612	$395,358
Goods in process	137,298	110,008
Finished goods	855,217	649,082
Inventories at FIFO	1,365,127	1,154,448
Adjustment to LIFO	(192,008)	(165,937)
Total inventories	$1,173,119	$988,511

Prepaid expenses and other:
Prepaid expenses	$143,888	$129,287
Other current assets	128,307	127,678
Total prepaid expenses and other	$272,195	$256,965

Property, plant and equipment:
Land	$155,963	$154,494
Buildings	1,545,053	1,508,139
Machinery and equipment	3,592,251	3,443,500
Construction in progress	416,220	294,824
Property, plant and equipment, gross	5,709,487	5,400,957
Accumulated depreciation	(2,939,785)	(2,814,770)
Property, plant and equipment, net	$2,769,702	$2,586,187

Other non-current assets:
Pension	$53,495	$71,618
Capitalized software, net	320,034	260,656
Operating lease ROU assets	326,472	351,712
Investments in unconsolidated affiliates	133,029	93,089
Other non-current assets	111,959	91,128
Total other non-current assets	$944,989	$868,203

Accrued liabilities:
Payroll, compensation and benefits	$293,865	$291,446
Advertising, promotion and product allowances	337,024	305,050
Operating lease liabilities	31,787	36,292
Other	169,842	222,850
Total accrued liabilities	$832,518	$855,638

Other long-term liabilities:
Post-retirement benefits liabilities	$147,174	$193,604
Pension benefits liabilities	27,696	37,023
Operating lease liabilities	294,849	310,899
Other	250,023	245,532
Total other long-term liabilities	$719,742	$787,058

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(110,364)	$(100,025)
Pension and post-retirement benefit plans, net of tax	(118,254)	(116,381)
Cash flow hedges, net of tax	(23,715)	(32,809)
Total accumulated other comprehensive loss	$(252,333)	$(249,215)

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 94

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting
Management’s report on the Company’s internal control over financial reporting appears on the following page. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 95

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 edition). Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2022.

Item 9B.     OTHER INFORMATION
None.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 96

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
Item 11.     EXECUTIVE COMPENSATION.
Information regarding the compensation of each of our named executive officers, including our Chief Executive Officer that is required by this Item 11 will be located in the Proxy Statement in the section entitled “Compensation Discussion & Analysis” and is incorporated herein by reference. Information regarding the compensation of our directors will be located in the Proxy Statement in the section entitled “Non-Employee Director Compensation,” which information is incorporated herein by reference.
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 97

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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 98

PART IV
Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1): Financial Statements
The audited consolidated financial statements of The Hershey Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon, as required to be filed, are located under Item 8 of this Annual Report on Form 10-K.
Item 15(a)(2): Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for The Hershey Company and its subsidiaries for the years ended December 31, 2022, 2021 and 2020 is filed as part of this Annual Report on Form 10-K as required by Item 15(c).
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 99

10.1(b)	Amendment to the License Agreement is incorporated by reference from Exhibit 19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988.#
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

10.6
Stock Purchase Agreement, dated February 14, 2022, between Milton Hershey School Trust, by its trustee, Hershey Trust Company, and The Hershey Company, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 16, 2022.

10.7	Amended and Restated Master Supply Agreement between the Company and Barry Callebaut, AG, dated August 31, 2021.†
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

10.9(b)
Form of Notice of Award of Restricted Stock Units (February 26, 2019 - February 22, 2021 version) is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.+

10.9(c)
Form of Notice of Award of Restricted Stock Units (effective February 23, 2021) is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2021.+

10.9(d)
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

10.10(d)
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 100

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

10.12(b)
Form of Notice of Award of Performance Stock Units (February 26, 2019 - February 22, 2021 version) is incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.+

10.12(c)
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

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 101

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

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K
#	Pursuant to Instruction 1 to Regulation S-T Rule 105(d), no hyperlink is required for any exhibit incorporated by reference that has not been filed with the SEC in electronic format

Item 16.     FORM 10-K SUMMARY
None.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 102

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of February, 2023.

THE HERSHEY COMPANY
(Registrant)

By:	/s/ STEVEN E. VOSKUIL
Steven E. Voskuil
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHELE G. BUCK	Chairman of the Board, President and Chief Executive Officer	February 17, 2023
Michele G. Buck	(Principal Executive Officer)

/s/ STEVEN E. VOSKUIL	Senior Vice President, Chief Financial Officer	February 17, 2023
Steven E. Voskuil	(Principal Financial Officer)

/s/ JENNIFER L. MCCALMAN	Vice President, Chief Accounting Officer	February 17, 2023
Jennifer L. McCalman	(Principal Accounting Officer)

/s/ ANTHONY J. PALMER	Lead Independent Director	February 17, 2023
Anthony J. Palmer

/s/ PAMELA M. ARWAY	Director	February 17, 2023
Pamela M. Arway

/s/ JAMES W. BROWN	Director	February 17, 2023
James W. Brown

/s/ VICTOR L. CRAWFORD	Director	February 17, 2023
Victor L. Crawford

/s/ ROBERT M. DUTKOWSKY	Director	February 17, 2023
Robert M. Dutkowsky

/s/ MARY KAY HABEN	Director	February 17, 2023
Mary Kay Haben

/s/ JAMES C. KATZMAN	Director	February 17, 2023
James C. Katzman

/s/ M. DIANE KOKEN	Director	February 17, 2023
M. Diane Koken

/s/ ROBERT M. MALCOLM	Director	February 17, 2023
Robert M. Malcolm

/s/ JUAN R. PEREZ	Director	February 17, 2023
Juan R. Perez

/s/ WENDY L. SCHOPPERT	Director	February 17, 2023
Wendy L. Schoppert

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 103

THE HERSHEY COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, 2021 and 2020

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
In thousands of dollars

For the year ended December 31, 2022
Allowances deducted from assets
Accounts receivable—trade, net (a)	$28,837	$228,463	$—	$(231,299)	$26,001
Valuation allowance on net deferred taxes (b)	184,896	9,578	—	(56,943)	137,531
Inventory obsolescence reserve (c)	19,472	44,497	—	(34,615)	29,354
Total allowances deducted from assets	$233,205	$282,538	$—	$(322,857)	$192,886

For the year ended December 31, 2021
Allowances deducted from assets
Accounts receivable—trade, net (a)	$24,975	$198,608	$—	$(194,746)	$28,837
Valuation allowance on net deferred taxes (b)	193,310	9,759	—	(18,173)	184,896
Inventory obsolescence reserve (c)	17,703	27,657	—	(25,888)	19,472
Total allowances deducted from assets	$235,988	$236,024	$—	$(238,807)	$233,205

For the year ended December 31, 2020
Allowances deducted from assets
Accounts receivable—trade, net (a)	$24,966	$180,764	$—	$(180,755)	$24,975
Valuation allowance on net deferred taxes (b)	206,743	2,603	—	(16,036)	193,310
Inventory obsolescence reserve (c)	22,049	27,162	—	(31,508)	17,703
Total allowances deducted from assets	$253,758	$210,529	$—	$(228,299)	$235,988

(a) Includes allowances for doubtful accounts, anticipated discounts and write-offs of uncollectible accounts receivable.
(b) Includes adjustments to the valuation allowance for deferred tax assets that we do not expect to realize, as well as the release of valuation allowances.
(c) Includes adjustments to the inventory reserve, transfers, disposals and write-offs of obsolete inventory.

Table of Contents	The Hershey Company | 2022 Form 10-K | Page 104