Form 10-Q
period 2023-04-02
HERSHEY CO
filed 2023-04-27
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
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

Not Applicable
(Former name or former address, if changed since last report)
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
Common Stock, one dollar par value—147,284,984 shares, as of April 21, 2023.
Class B Common Stock, one dollar par value—57,113,777 shares, as of April 21, 2023.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended April 2, 2023

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
Net sales	$2,987,614	$2,666,221
Cost of sales	1,605,292	1,420,741
Gross profit	1,382,322	1,245,480
Selling, marketing and administrative expense	581,587	524,216
Business realignment costs	811	274
Operating profit	799,924	720,990
Interest expense, net	37,685	33,179
Other (income) expense, net	2,983	10,407
Income before income taxes	759,256	677,404
Provision for income taxes	172,071	143,926
Net income	$587,185	$533,478

Net income per share—basic:
Common stock	$2.94	$2.66
Class B common stock	$2.67	$2.42

Net income per share—diluted:
Common stock	$2.85	$2.57
Class B common stock	$2.66	$2.41

Dividends paid per share:
Common stock	$1.036	$0.901
Class B common stock	$0.942	$0.819

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended
	April 2, 2023			April 3, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$587,185			$533,478
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation (losses) gains during period	$8,940	$—	8,940	$14,419	$—	14,419
Pension and post-retirement benefit plans:
Net actuarial (loss) gain and service cost	19	2	21	(6,474)	(568)	(7,042)
Reclassification to earnings	3,227	(774)	2,453	3,960	(950)	3,010
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	1,448	541	1,989	(5,924)	874	(5,050)
Reclassification to earnings	2,007	(1,084)	923	2,596	(727)	1,869
Total other comprehensive income, net of tax	$15,641	$(1,315)	14,326	$8,577	$(1,371)	7,206
Comprehensive income			$601,511			$540,684

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 2, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$460,346	$463,889
Accounts receivable—trade, net	856,841	711,203
Inventories	1,180,367	1,173,119
Prepaid expenses and other	228,546	272,195
Total current assets	2,726,100	2,620,406
Property, plant and equipment, net	2,822,238	2,769,702
Goodwill	2,607,833	2,606,956
Other intangibles	1,947,584	1,966,269
Other non-current assets	964,993	944,989
Deferred income taxes	42,770	40,498
Total assets	$11,111,518	$10,948,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,004,907	$970,558
Accrued liabilities	780,195	832,518
Accrued income taxes	135,071	6,710
Short-term debt	603,089	693,790
Current portion of long-term debt	758,086	753,578
Total current liabilities	3,281,348	3,257,154
Long-term debt	3,341,375	3,343,977
Other long-term liabilities	712,143	719,742
Deferred income taxes	318,287	328,403
Total liabilities	7,653,153	7,649,276

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2023 and 2022	—	—
Common stock, shares issued: 164,439,248 at April 2, 2023 and 163,439,248 at December 31, 2022	164,439	163,439
Class B common stock, shares issued: 57,113,777 at April 2, 2023 and 58,113,777 at December 31, 2022	57,114	58,114
Additional paid-in capital	1,285,412	1,296,572
Retained earnings	3,970,562	3,589,781
Treasury—common stock shares, at cost: 17,179,435 at April 2, 2023 and 16,588,308 at December 31, 2022	(1,781,155)	(1,556,029)
Accumulated other comprehensive loss	(238,007)	(252,333)
Total stockholders’ equity	3,458,365	3,299,544
Total liabilities and stockholders’ equity	$11,111,518	$10,948,820

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 2, 2023	April 3, 2022
Operating Activities
Net income	$587,185	$533,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,199	91,036
Stock-based compensation expense	18,992	15,337
Deferred income taxes	(11,250)	5,064
Write-down of equity investments	—	12,592
Other	22,347	24,043
Changes in assets and liabilities:
Accounts receivable—trade, net	(140,962)	(189,621)
Inventories	(3,263)	(37,320)
Prepaid expenses and other current assets	(172)	(11,251)
Accounts payable and accrued liabilities	16,054	98,027
Accrued income taxes	174,201	127,258
Contributions to pension and other benefit plans	(6,532)	(8,458)
Other assets and liabilities	598	(3,718)
Net cash provided by operating activities	755,397	656,467
Investing Activities
Capital additions (including software)	(176,093)	(141,063)
Equity investments in tax credit qualifying partnerships	(12,309)	(22,503)
Other investing activities	85	(400)
Net cash used in investing activities	(188,317)	(163,966)
Financing Activities
Net decrease in short-term debt	(90,700)	(65,640)
Repayment of long-term debt and finance leases	(1,187)	(1,050)
Cash dividends paid	(207,356)	(181,084)
Repurchase of common stock	(239,910)	(203,350)
Proceeds from exercised stock options	15,194	16,711
Taxes withheld and paid on employee stock awards	(28,289)	(29,041)
Net cash used in financing activities	(552,248)	(463,454)
Effect of exchange rate changes on cash and cash equivalents	(18,375)	(20,258)
Net (decrease) increase in cash and cash equivalents	(3,543)	8,789
Cash and cash equivalents, beginning of period	463,889	329,266
Cash and cash equivalents, end of period	$460,346	$338,055
Supplemental Disclosure
Interest paid	$32,987	$24,782
Income taxes paid	12,279	10,023

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 5

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended April 2, 2023 and April 3, 2022
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2022	$—	$163,439	$58,114	$1,296,572	$3,589,781	$(1,556,029)	$(252,333)	$3,299,544
Net income					587,185			587,185
Other comprehensive income							14,326	14,326
Dividends (including dividend equivalents):
Common Stock, $1.036 per share					(152,603)			(152,603)
Class B Common Stock, $0.942 per share					(53,801)			(53,801)
Conversion of Class B Common Stock into Common Stock		1,000	(1,000)					—
Stock-based compensation				18,948				18,948
Exercise of stock options and incentive-based transactions				(30,108)		17,013		(13,095)
Repurchase of common stock (including excise tax)						(242,139)		(242,139)
Balance, April 2, 2023	$—	$164,439	$57,114	$1,285,412	$3,970,562	$(1,781,155)	$(238,007)	$3,458,365

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2021	$—	$160,939	$60,614	$1,260,331	$2,719,936	$(1,195,376)	$(249,215)	$2,757,229
Net income					533,478			533,478
Other comprehensive income							7,206	7,206
Dividends (including dividend equivalents):
Common Stock, $0.901 per share					(133,174)			(133,174)
Class B Common Stock, $0.819 per share					(48,824)			(48,824)
Conversion of Class B Common Stock into Common Stock		1,000	(1,000)					—
Stock-based compensation				15,314				15,314
Exercise of stock options and incentive-based transactions				(32,405)		20,075		(12,330)
Repurchase of common stock						(203,350)		(203,350)
Balance, April 3, 2022	$—	$161,939	$59,614	$1,243,240	$3,071,416	$(1,378,651)	$(242,009)	$2,915,549

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 6

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
Operating results for the quarter ended April 2, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50):
Disclosure of Supplier Finance Program Obligations. This ASU requires a buyer in a supplier finance program to disclose qualitative and quantitative information about the program including the program’s nature, activity during the period, changes from period to period and potential magnitude. ASU 2022-04 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. A rollforward of obligations during the annual period, including the amount of obligations confirmed and obligations subsequently paid, is effective for annual periods beginning after December 15, 2023 with early adoption permitted. This ASU should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. We early adopted provisions of this ASU in the fourth quarter of 2022, with the exception of the amendment on rollforward information, which will be adopted in the fourth quarter of 2023. As a result of the adoption of this new standard, we made the required disclosures in the consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 7

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. This ASU should be applied prospectively to business combinations occurring on or after the date of adoption. As a result, we adopted the provisions of this ASU in the first quarter of 2023. This new standard will be applied in relevant future acquisitions.
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in tax credit structures using the proportional amortization method. This ASU allows entities to elect the proportional amortization method for all tax equity investments, regardless of how the tax credits are received as long as certain criteria are met. This ASU may be applied in a modified retrospective or retrospective basis and an entity must evaluate the investments in which it still expects to receive tax credits or other income tax benefits as of the beginning of the earliest period presented. ASU 2023-02 is effective for annual periods beginning after December 15, 2023 and interim periods within those annual periods. We are currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

2. BUSINESS ACQUISITIONS
Manufacturing Capacity
On April 14, 2023, we entered into a definitive agreement to acquire certain assets that provide additional manufacturing capacity from Weaver Popcorn Manufacturing, Inc., a leader in the production and co-packing of microwave popcorn and ready-to-eat popcorn, and a co-manufacturer of the Company’s SkinnyPop brand. Through the transaction, the Company will mainly acquire property, plant and equipment, as well as leased manufacturing facilities in Indiana and Pennsylvania. The purchase consideration totaled approximately $164,000 and will be financed with cash on hand and short-term borrowings. The acquisition is subject to customary regulatory approvals and is expected to close during the second quarter of 2023.
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
The acquisition has been accounted for as a business combination and, accordingly, Pretzels has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 8

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Goodwill	$166,191
Other intangible assets	26,100
Current assets acquired	30,835
Property, plant and equipment, net	100,716
Other non-current assets, primarily operating lease ROU assets	111,787
Deferred income taxes	773
Current liabilities acquired	(22,713)
Other long-term liabilities, primarily operating lease liabilities	(109,355)
Net assets acquired	$304,334
The purchase price allocation presented above has been finalized as of the third quarter of 2022. The measurement period adjustments to the initial allocation were immaterial and based on more detailed information obtained about the specific assets acquired and liabilities assumed, specifically, post-closing adjustments to the working capital acquired including certain holdbacks.
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
The acquisition has been accounted for as a business combination and, accordingly, Dot’s has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 9

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Goodwill	$284,427
Other intangible assets	543,100
Current assets acquired	51,121
Property, plant and equipment, net	40,266
Other non-current assets	2,201
Other liabilities assumed, primarily current liabilities	(29,946)
Net assets acquired	$891,169
The purchase price allocation presented above has been finalized as of the third quarter of 2022. The measurement period adjustments to the initial allocation were immaterial and based on more detailed information obtained about the specific assets acquired and liabilities assumed, specifically, the refinement of certain assumptions in the value of customer relationships based on an analysis of historical customer-specific data and post-closing adjustments to the working capital acquired including certain holdbacks.
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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the three months ended April 2, 2023 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Balance at December 31, 2022	$2,018,430	$571,770	$16,756	$2,606,956
Foreign currency translation	43	—	834	877
Balance at April 2, 2023	$2,018,473	$571,770	$17,590	$2,607,833

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	April 2, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,701,953	$(202,045)	$1,701,932	$(190,045)
Customer-related	513,201	(100,650)	513,188	(93,495)
Patents	8,056	(8,056)	8,053	(8,053)
Total	2,223,210	(310,751)	2,223,173	(291,593)

Intangible assets not subject to amortization:
Trademarks	35,125		34,689
Total other intangible assets	$1,947,584		$1,966,269

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 10

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Total amortization expense for the three months ended April 2, 2023 and April 3, 2022 was $19,177 and $19,859, respectively.
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. As of April 2, 2023, we maintained a $1.5 billion unsecured revolving credit facility (the “prior credit facility”). On April 26, 2023, we terminated the prior credit facility, which was scheduled to expire in July 2024, and entered into a new unsecured revolving credit facility (the “new credit facility”). The new credit facility allows the Company to borrow up to $1.35 billion with the option to increase borrowings by an additional $500 million with the consent of the lenders. The new credit facility is scheduled to expire on April 26, 2028; however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility.
The credit agreements governing the prior credit facility and the new credit facility contains certain financial and other covenants, customary representations, warranties and events of default. As of April 2, 2023, we were in compliance with all covenants pertaining to the prior credit facility, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K.

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	April 2, 2023	December 31, 2022
Short-term foreign bank borrowings against lines of credit	$143,081	$135,555
U.S. commercial paper	460,008	558,235
Total short-term debt	$603,089	$693,790
Weighted average interest rate on outstanding commercial paper	4.8%	4.3%

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	April 2, 2023	December 31, 2022
2.625% Notes	May 1, 2023	250,000	250,000
3.375% Notes	May 15, 2023	500,000	500,000
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes	June 1, 2030	350,000	350,000
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		74,319	73,479
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(18,497)	(19,563)
Total long-term debt		4,099,461	4,097,555
Less—current portion		758,086	753,578
Long-term portion		$3,341,375	$3,343,977
Interest Expense
Net interest expense consists of the following:

	Three Months Ended
	April 2, 2023	April 3, 2022
Interest expense	$42,506	$35,371
Capitalized interest	(3,067)	(1,835)
Interest expense	39,439	33,536
Interest income	(1,754)	(357)
Interest expense, net	$37,685	$33,179

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 12

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

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $172,299 as of April 2, 2023 and $243,009 as of December 31, 2022.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $30,781 at April 2, 2023 and $59,448 at December 31, 2022. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $19,172 at April 2, 2023 and $1,843 at December 31, 2022. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

Interest Rate Risk
In order to manage interest rate exposure, from time to time, we enter into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These swaps, which are settled upon issuance of the related debt, are designated as cash flow hedges and the gains and losses that are deferred in other comprehensive income are being recognized as an adjustment to interest expense over the same period that the hedged interest payments affect earnings. We had interest rate swap agreements in a cash flow hedging relationship with a notional amount of $750,000 at April 2, 2023 and none at December 31, 2022.
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

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at April 2, 2023 and December 31, 2022 was $20,224 and $18,803, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of April 2, 2023 and December 31, 2022:

	April 2, 2023		December 31, 2022
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$2,101	$1,330	$3,921	$261
Interest rate swap agreements	3,173	—	—	—
	5,274	1,330	3,921	261

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	2,261	—	685	662
Deferred compensation derivatives	1,273	—	1,222	—
Foreign exchange contracts	382	—	246	—
	3,916	—	2,153	662
Total	$9,190	$1,330	$6,074	$923

(1)Derivative assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of April 2, 2023, amounts reflected on a net basis in liabilities were assets of $23,357 and liabilities of $21,415, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2022 were assets of $25,308 and liabilities of $25,296. At April 2, 2023 and December 31, 2022, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended April 2, 2023 and April 3, 2022 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2023	2022	2023	2022	2023	2022
Commodities futures and options	$(10,614)	$50,825	$—	$—	$—	$—
Foreign exchange contracts	369	(20)	(1,725)	(5,924)	762	203
Interest rate swap agreements	—	—	3,173	—	(2,769)	(2,799)
Deferred compensation derivatives	1,273	(800)	—	—	—	—
Total	$(8,972)	$50,005	$1,448	$(5,924)	$(2,007)	$(2,596)

(a)Gains (losses) recognized in income for non-designated commodities futures and options contracts were included in cost of sales. Gains (losses) recognized in income for non-designated foreign currency forward exchange contracts and deferred compensation derivatives were included in selling, marketing and administrative expenses.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 14

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
The amount of pre-tax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $10,305 as of April 2, 2023. This amount is primarily associated with interest rate swap agreements.
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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of April 2, 2023 and December 31, 2022:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
April 2, 2023:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$2,483	$—	$2,483
Interest rate swap agreements (2)	—	3,173	—	3,173
Deferred compensation derivatives (3)	$—	$1,273	$—	$1,273
Commodities futures and options (4)	$2,261	$—	$—	$2,261
Liabilities:
Foreign exchange contracts (1)	$—	$1,330	$—	$1,330
December 31, 2022:
Assets:
Foreign exchange contracts (1)	$—	$4,167	$—	$4,167
Deferred compensation derivatives (2)	$—	$1,222	$—	$1,222
Commodities futures and options (4)	$685	$—	$—	$685
Liabilities:
Foreign exchange contracts (1)	$—	$261	$—	$261
Commodities futures and options (4)	$662	$—	$—	$662
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

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

(3)The fair value of deferred compensation derivatives is based on quoted prices for market interest rates and a broad market equity index.
(4)The fair value of commodities futures and options contracts is based on quoted market prices.
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of April 2, 2023 and December 31, 2022 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	April 2, 2023	December 31, 2022	April 2, 2023	December 31, 2022
Current portion of long-term debt	$756,114	$749,345	$758,086	$753,578
Long-term debt	2,937,295	2,854,165	3,341,375	3,343,977
Total	$3,693,409	$3,603,510	$4,099,461	$4,097,555

Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
In connection with the acquisitions of Pretzels and Dot’s in December 2021 and subsequent measurement period adjustments through the third quarter of 2022, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and the relief-from-royalty, a form of the multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.
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
For real estate, equipment and vehicles that support selling, marketing and general administrative activities, the Company accounts for the lease and non-lease components as a single lease component. These asset categories comprise the majority of our leases. The lease and non-lease components of real estate and equipment leases supporting production activities are not accounted for as a single lease component. Consideration for such contracts are allocated to the lease and non-lease components based upon relative standalone prices either observable or estimated if observable prices are not readily available.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of lease expense for the three months ended April 2, 2023 and April 3, 2022 were as follows:

		Three Months Ended
Lease expense	Classification	April 2, 2023	April 3, 2022
Operating lease cost	Cost of sales or SM&A (1)	$12,043	$12,787
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	1,862	1,682
Interest on lease liabilities	Interest expense, net	1,100	1,017
Net lease cost (2)		$15,005	$15,486
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.
Information regarding our lease terms and discount rates were as follows:

	April 2, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	14.9	15.0
Finance leases	27.2	27.7

Weighted-average discount rate
Operating leases	3.4%	3.2%
Finance leases	6.1%	6.1%

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	April 2, 2023	December 31, 2022
Assets
Operating lease ROU assets	Other non-current assets	$321,284	$326,472

Finance lease ROU assets, at cost	Property, plant and equipment, gross	87,117	86,703
Accumulated amortization	Accumulated depreciation	(15,405)	(14,543)
Finance lease ROU assets, net	Property, plant and equipment, net	71,712	72,160

Total leased assets		$392,996	$398,632

Liabilities
Current
Operating	Accrued liabilities	$32,842	$31,787
Finance	Current portion of long-term debt	4,824	4,285
Non-current
Operating	Other long-term liabilities	289,351	294,849
Finance	Long-term debt	69,495	69,194
Total lease liabilities		$396,512	$400,115

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 17

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The maturity of our lease liabilities as of April 2, 2023 were as follows:

	Operating leases	Finance leases	Total
2023 (rest of year)	$32,462	$6,722	$39,184
2024	41,087	8,254	49,341
2025	27,794	6,215	34,009
2026	23,698	4,054	27,752
2027	23,770	4,065	27,835
Thereafter	264,559	142,021	406,580
Total lease payments	413,370	171,331	584,701
Less: Imputed interest	91,177	97,012	188,189
Total lease liabilities	$322,193	$74,319	$396,512

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,281	$11,896
Operating cash flows from finance leases	1,100	1,017
Financing cash flows from finance leases	1,183	1,050

ROU assets obtained in exchange for lease liabilities:
Operating leases	$3,735	$10,266
Finance leases	292	473
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

Both equity and cost method investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates were $145,338 and $133,029 as of April 2, 2023 and December 31, 2022, respectively.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 18

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Cost of sales	$1,050	$27
Selling, marketing and administrative expense	488	980
Business realignment costs	811	274
Costs associated with business realignment activities	$2,349	$1,281
Costs recorded by program during the three months ended April 2, 2023 and April 3, 2022 related to these activities were as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
International Optimization Program:
Severance and employee benefit costs	$811	$280
Other program costs	1,538	1,001
Total	$2,349	$1,281
Amounts classified as liabilities qualifying as exit and disposal costs primarily represent employee-related and certain third-party service provider charges, however, such amounts at April 2, 2023 are not significant.
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
For the three months ended April 2, 2023 and April 3, 2022, we recognized total costs associated with the International Optimization Program of $2,349 and $1,281, respectively. These charges predominantly included third-party charges in support of our initiative to transform our China operating model, as well as severance and employee benefit costs. Since inception, we have incurred pre-tax charges to execute the program totaling $52,708.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the three months ended April 2, 2023 and April 3, 2022 were 22.7% and 21.2%, respectively. Relative to the statutory rate, the 2023 effective tax rate was primarily impacted by state taxes, partially offset by employee share-based payments.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Mexico, China, Canada and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $22,796 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
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
11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended April 2, 2023 and April 3, 2022 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
Service cost	$3,753	$4,853	$54	$78
Interest cost	10,272	5,365	2,093	1,155
Expected return on plan assets	(12,381)	(12,662)	—	—
Amortization of prior service credit	(1,414)	(1,413)	—	—
Amortization of net loss	4,967	2,731	(326)	26
Settlement loss	—	2,616	—	—
Total net periodic benefit cost	$5,197	$1,490	$1,821	$1,259
We made contributions of $833 and $5,699 to the pension plans and other benefits plans, respectively, during the first three months of 2023. In the first three months of 2022, we made contributions of $3,467 and $4,991 to our pension plans and other benefit plans, respectively. The contributions in 2023 and 2022 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 20

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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Pre-tax compensation expense	$18,992	$15,337
Related income tax benefit	4,330	3,251
Compensation expenses for stock compensation plans are primarily included in SM&A expense. As of April 2, 2023, total stock-based compensation expense related to non-vested awards not yet recognized was $130,091 and the weighted-average period over which this amount is expected to be recognized was approximately 2.2 years.
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

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 21

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

A summary of activity relating to grants of stock options for the period ended April 2, 2023 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	976,634	$104.36	3.8 years
Granted	5,215	$240.90
Exercised	(149,320)	$102.78
Outstanding as of April 2, 2023	832,529	$105.50	3.9 years	$123,975
Options exercisable as of April 2, 2023	806,474	$103.28	3.7 years	$121,886

The weighted-average fair value of options granted was $57.65 and $37.28 per share for the periods ended April 2, 2023 and April 3, 2022, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended
	April 2, 2023	April 3, 2022
Dividend yields	1.7%	1.9%
Expected volatility	20.9%	21.1%
Risk-free interest rates	4.1%	1.9%
Expected term in years	6.3	6.3
The total intrinsic value of options exercised was $20,566 and $18,814 for the periods ended April 2, 2023 and April 3, 2022, respectively.
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the three months ended April 2, 2023 and April 3, 2022 can range from 0% to 250% of the targeted amounts.
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
During the three months ended April 2, 2023 and April 3, 2022, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.
We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 22

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended April 2, 2023 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,141,679	$181.91
Granted	278,578	$249.74
Performance assumption change (1)	75,977	$295.81
Vested	(404,264)	$171.93
Forfeited	(6,004)	$192.57
Outstanding as of April 2, 2023	1,085,967	$210.94
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

	Three Months Ended
	April 2, 2023	April 3, 2022
Units granted	278,578	285,563
Weighted-average fair value at date of grant	$249.74	$210.42
Monte Carlo simulation assumptions:
Estimated values	$118.90	$100.41
Dividend yields	1.7%	1.8%
Expected volatility	19.2%	25.3%

The fair value of shares vested totaled $97,304 and $97,803 for the periods ended April 2, 2023 and April 3, 2022, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 270,694 units as of April 2, 2023. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 23

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

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 24

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Net sales:
North America Confectionery	$2,452,165	$2,217,044
North America Salty Snacks	269,985	226,122
International	265,464	223,055
Total	$2,987,614	$2,666,221

Segment income:
North America Confectionery	$887,750	$781,885
North America Salty Snacks	46,792	21,301
International	55,049	41,979
Total segment income	989,591	845,165
Unallocated corporate expense (1)	177,074	150,273
Unallocated mark-to-market losses (gains) on commodity derivatives	10,244	(27,379)
Costs associated with business realignment activities (see Note 9)	2,349	1,281
Operating profit	799,924	720,990
Interest expense, net (see Note 4)	37,685	33,179
Other (income) expense, net (see Note 17)	2,983	10,407
Income before income taxes	$759,256	$677,404
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

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in income	$10,614	$(50,825)
Net (losses) gains on commodity derivative positions reclassified from unallocated to segment income	(370)	23,446
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$10,244	$(27,379)
As of April 2, 2023, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $1,511. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax gains on commodity derivatives of $14,874 to segment operating results in the next twelve months.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 25

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
North America Confectionery	$56,722	$55,908
North America Salty Snacks	17,580	16,679
International	6,058	5,660
Corporate	17,839	12,789
Total	$98,199	$91,036

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Net sales:
United States	$2,617,923	$2,340,646
All other countries	369,691	325,575
Total	$2,987,614	$2,666,221
14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Three Months Ended
	April 2, 2023
	Shares	Dollars
		In thousands
Milton Hershey School Trust repurchase	1,000,000	$239,910
Shares issued for stock options and incentive compensation	(408,873)	(17,013)
Total net share repurchases	591,127	222,897
Excise tax associated with net share repurchases (1)	—	2,229
Net change	591,127	$225,126
(1)A corresponding liability for excise tax associated with net share repurchases is classified on our Consolidated Balance Sheets within accrued liabilities.
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

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 26

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

In July 2018, our Board of Directors approved a $500 million share repurchase authorization to repurchase shares of our Common Stock. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. As a result of the February 2023 Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, the July 2018 share repurchase authorization was completed and as of April 2, 2023, approximately $370 million remains available for repurchases under our May 2021 share repurchase authorization. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

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

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 27

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

	Three Months Ended
	April 2, 2023		April 3, 2022
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$153,555	$53,801	$132,260	$48,824
Allocation of undistributed earnings	281,044	98,785	257,226	95,168
Total earnings—basic	$434,599	$152,586	$389,486	$143,992

Denominator (shares in thousands):
Total weighted-average shares—basic	147,746	57,114	146,464	59,614

Earnings Per Share—basic	$2.94	$2.67	$2.66	$2.42

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$434,599	$152,586	$389,486	$143,992
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	152,586	—	143,992	—
Reallocation of undistributed earnings	—	(481)	—	(562)
Total earnings—diluted	$587,185	$152,105	$533,478	$143,430

Denominator (shares in thousands):
Number of shares used in basic computation	147,746	57,114	146,464	59,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	57,114	—	59,614	—
Employee stock options	503	—	599	—
Performance and restricted stock units	474	—	593	—
Total weighted-average shares—diluted	205,837	57,114	207,270	59,614

Earnings Per Share—diluted	$2.85	$2.66	$2.57	$2.41
The earnings per share calculations for the three months ended April 2, 2023 and April 3, 2022 excluded 8 and 4 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$—	$12,592
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	3,211	(2,182)
Other (income) expense, net	(228)	(3)
Total	$2,983	$10,407

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 29

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain asset accounts included within our Consolidated Balance Sheets are as follows:

	April 2, 2023	December 31, 2022
Inventories:
Raw materials	$417,847	$372,612
Goods in process	186,448	137,298
Finished goods	851,724	855,217
Inventories at First In First Out	1,456,019	1,365,127
Adjustment to Last In First Out	(275,652)	(192,008)
Total inventories	$1,180,367	$1,173,119

Prepaid expenses and other:
Prepaid expenses	$112,492	$143,888
Other current assets	116,054	128,307
Total prepaid expenses and other	$228,546	$272,195

Property, plant and equipment:
Land	$156,401	$155,963
Buildings	1,546,676	1,545,053
Machinery and equipment	3,606,174	3,592,251
Construction in progress	512,450	416,220
Property, plant and equipment, gross	5,821,701	5,709,487
Accumulated depreciation	(2,999,463)	(2,939,785)
Property, plant and equipment, net	$2,822,238	$2,769,702

Other non-current assets:
Pension	$53,463	$53,495
Capitalized software, net	330,035	320,034
Operating lease ROU assets	321,284	326,472
Investments in unconsolidated affiliates	145,338	133,029
Other non-current assets	114,873	111,959
Total other non-current assets	$964,993	$944,989

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 30

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of certain liability and stockholders’ equity accounts included within our Consolidated Balance Sheets are as follows:
	April 2, 2023	December 31, 2022
Accounts payable:
Accounts payable—trade	$697,433	$636,472
Supplier finance program obligations	120,277	105,293
Other	187,197	228,793
Total accounts payable	$1,004,907	$970,558

Accrued liabilities:
Payroll, compensation and benefits	$179,912	$293,865
Advertising, promotion and product allowances	374,853	337,024
Operating lease liabilities	32,842	31,787
Other	192,588	169,842
Total accrued liabilities	$780,195	$832,518

Other long-term liabilities:
Post-retirement benefits liabilities	$143,746	$147,174
Pension benefits liabilities	25,776	27,696
Operating lease liabilities	289,351	294,849
Other	253,270	250,023
Total other long-term liabilities	$712,143	$719,742

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(101,424)	$(110,364)
Pension and post-retirement benefit plans, net of tax	(115,781)	(118,254)
Cash flow hedges, net of tax	(20,802)	(23,715)
Total accumulated other comprehensive loss	$(238,007)	$(252,333)

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 31

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes. This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2022 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
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
Business Acquisitions
On April 14, 2023, we entered into a definitive agreement to acquire certain assets that provide additional manufacturing capacity from Weaver Popcorn Manufacturing, Inc., a leader in the production and co-packing of microwave popcorn and ready-to-eat popcorn, and a co-manufacturer of the Company’s SkinnyPop brand. Through the transaction, the Company will mainly acquire property, plant and equipment, as well as leased manufacturing facilities in Indiana and Pennsylvania. The purchase consideration totaled approximately $164 million and will be financed with cash on hand and short-term borrowings. The acquisition is subject to customary regulatory approvals and is expected to close during the second quarter of 2023.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 32

TRENDS AFFECTING OUR BUSINESS
Demand for consumer goods has remained strong during the first three months of 2023, with continued positive consumer patterns identified for our products; however, negative macroeconomic conditions, including inflation on inputs to consumer products, labor shortages and demand outpacing supply, have resulted in continued broad-based supply chain disruptions across the U.S. and globally. As a result, we continued to experience corresponding incremental costs and gross margin pressures during the three months ended April 2, 2023 (see Results of Operations included in this MD&A). We are continuing to work closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.

In addition to broad-based supply chain disruptions, certain geopolitical events, specifically the conflict between Russia and Ukraine, have increased global economic and political uncertainty. For the three months ended April 2, 2023, this conflict did not have a material impact on our commodity prices or supply availability. However, we are continuing to monitor for any significant escalation or expansion of economic or supply chain disruptions or broader inflationary costs, which may result in material adverse effects on our results of operations.

Net sales and net income increased during the three months ended April 2, 2023, which was primarily driven by strong everyday performance on our core U.S. confection brands and salty snack brands (see Segment Results included in this MD&A), partially offset by the aforementioned supply chain disruptions and gross margin pressures. As of April 2, 2023, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements in both the short-term and in the long-term; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).

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

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 33

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	April 2, 2023	April 3, 2022	Percent Change
In millions of dollars except per share amounts
Net sales	$2,987.6	$2,666.2	12.1%
Cost of sales	1,605.3	1,420.7	13.0%
Gross profit	1,382.3	1,245.5	11.0%
Gross margin	46.3%	46.7%
Selling, marketing & administrative (“SM&A”) expenses	581.6	524.2	10.9%
SM&A expense as a percent of net sales	19.5%	19.7%
Business realignment activities	0.8	0.3	196.0%
Operating profit	799.9	721.0	10.9%
Operating profit margin	26.8%	27.0%
Interest expense, net	37.7	33.2	13.6%
Other (income) expense, net	2.9	10.4	(71.3)%
Provision for income taxes	172.1	143.9	19.6%
Effective income tax rate	22.7%	21.2%
Net income	$587.2	$533.5	10.1%
Net income per share—diluted	$2.85	$2.57	10.9%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - First Quarter 2023 vs. First Quarter 2022
Net Sales
Net sales increased 12.1% in the first quarter of 2023 compared to the same period of 2022, reflecting a favorable price realization of 8.9% primarily due to higher list prices, primarily within our North America Confectionery and North America Salty Snacks segments and a volume increase of 3.3% driven by increased consumer demand across reportable segments. These increases were partially offset by an unfavorable impact from foreign currency exchange rates of 0.1%.
Key U.S. Marketplace Metrics
For the first quarter of 2023, our total U.S. retail takeaway increased 12.7% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway increased 12.3% and experienced a CMG market share decline of approximately 70 basis points.
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
Cost of Sales and Gross Margin
Cost of sales increased 13.0% in the first quarter of 2023 compared to the same period of 2022. The increase was driven by higher sales volume, higher supply chain inflation costs, including higher logistics and labor costs and an incremental $61.4 million of unfavorable mark-to-market activity on our commodity derivative instruments intended

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 34

to economically hedge future years’ commodity purchases. The increase was partially offset by favorable price realization and supply chain productivity.
Gross margin decreased by 40 basis points in the first quarter of 2023 compared to the same period of 2022. The decrease was driven by unfavorable year-over-year mark-to-market impact from commodity derivative instruments, higher supply chain inflation costs, including higher logistics and labor costs, and unfavorable product mix. These declines were offset by favorable price realization and volume increases.
SM&A Expenses
SM&A expenses increased $57.4 million, or 10.9%, in the first quarter of 2023 compared to the same period of 2022. Total advertising and related consumer marketing expenses increased 8.8% driven by advertising increases across reportable segments. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 12.1% in the first quarter of 2023 driven by an increase in acquisition and integration related costs, as well as higher compensation costs, investments in capabilities and technology and broad-based marketplace inflation.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. In the first quarter of 2023, we recorded $0.8 million business realignment costs versus costs of $0.3 million in the first quarter of 2022 related to the International Optimization Program. This program is focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit was $799.9 million in the first quarter of 2023 compared to $721.0 million in the same period of 2022 predominantly due to higher gross profit, partially offset by higher SM&A expenses, as noted above. Operating profit margin decreased to 26.8% in 2023 from 27.0% in 2022 driven by the same factors noted above that resulted in lower gross margin for the period.
Interest Expense, Net
Net interest expense was $4.5 million higher in the first quarter of 2023 compared to the same period of 2022. The increase was primarily due to higher rates on short-term debt balances in 2023 versus 2022, specifically related to outstanding commercial paper borrowings.
Other (Income) Expense, Net
Other (income) expense, net was $2.9 million in the first quarter of 2023 versus net expense of $10.4 million in the first quarter of 2022. The decrease in net expense was primarily due to lower write-downs on equity investments qualifying for tax credits in 2023 versus the first quarter of 2022 and higher non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.
Income Taxes and Effective Tax Rate
The effective income tax rate was 22.7% for the first quarter of 2023 compared with 21.2% for the first quarter of 2022. Relative to the 21% statutory rate, the 2023 effective tax rate was impacted by state taxes, partially offset by employee share-based payments. Relative to the 21% statutory rate, the 2022 effective tax rate was impacted by state taxes, partially offset by investment tax credits and the benefit of employee share-based payments.

Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $53.7 million, or 10.1%, while EPS-diluted increased $0.28, or 10.9%, in the first quarter of 2023 compared to the same period of 2022. The increase in both net income and EPS-diluted was driven primarily by higher gross profit, partially offset by higher SM&A expenses and higher income taxes, as noted above. Our 2023 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 35

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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
In millions of dollars
Net Sales:
North America Confectionery	$2,452.2	$2,217.0
North America Salty Snacks	270.0	226.1
International	265.4	223.1
Total	$2,987.6	$2,666.2

Segment Income:
North America Confectionery	$887.8	$781.9
North America Salty Snacks	46.8	21.3
International	55.0	42.0
Total segment income	989.6	845.2
Unallocated corporate expense (1)	177.1	150.3
Unallocated mark-to-market losses (gains) on commodity derivatives (2)	10.2	(27.4)
Costs associated with business realignment activities	2.3	1.3
Operating profit	800.0	721.0
Interest expense, net	37.7	33.2
Other (income) expense, net	3.0	10.4
Income before income taxes	$759.3	$677.4
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

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 36

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery results, which accounted for 82.1% and 83.1% of our net sales for the three months ended April 2, 2023 and April 3, 2022, respectively, were as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022	Percent Change
In millions of dollars
Net sales	$2,452.2	$2,217.0	10.6%
Segment income	887.8	781.9	13.5%
Segment margin	36.2%	35.3%
Results of Operations - First Quarter 2023 vs. First Quarter 2022
Net sales of our North America Confectionery segment increased $235.2 million, or 10.6%, in the first quarter of 2023 compared to the same period of 2022, reflecting a favorable price realization of 9.5% primarily due to list price increases on certain products across our portfolio and a volume increase of 1.4% due to an increase in everyday core U.S. confection brands. These increases were partially offset by an unfavorable impact from foreign currency exchange rates of 0.3%.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales for licensing and owned retail increased approximately 21.6% during the first quarter of 2023 compared to the same period of 2022.
Our North America Confectionery segment income increased $105.9 million, or 13.5%, in the first quarter of 2023 compared to the same period of 2022, primarily due to favorable price realization and volume increases, partially offset by higher supply chain inflation costs, including higher logistics and labor costs, as well as unfavorable product mix.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 37

North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks results, which accounted for 9.0% and 8.5% of our net sales for the three months ended April 2, 2023 and April 3, 2022, respectively, were as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022	Percent Change
In millions of dollars
Net sales	$270.0	$226.1	19.4%
Segment income	46.8	21.3	119.7%
Segment margin	17.3%	9.4%
Results of Operations - First Quarter 2023 vs. First Quarter 2022
Net sales of our North America Salty Snacks segment increased $43.9 million, or 19.4%, in the first quarter of 2023 compared to the same period of 2022. This increase reflects a favorable price realization of 10.9% due to list price increases on certain products across our portfolio, primarily SkinnyPop and Dot’s Homestyle Pretzels snacks, and a volume increase of 8.5% driven primarily by SkinnyPop snacks.
Our North America Salty Snacks segment income increased $25.5 million, or 119.7%, in the first quarter of 2023 compared to the same period of 2022, primarily due to favorable price realization, volume increases and favorable freight costs, partially offset by higher supply chain costs.
International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently, have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Latin America, as well as Europe, Asia, the Middle East and Africa (“AMEA”) and other regions. International results, which accounted for 8.9% and 8.4% of our net sales for the three months ended April 2, 2023 and April 3, 2022, respectively, were as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022	Percent Change
In millions of dollars
Net sales	$265.4	$223.1	19.0%
Segment income	55.0	42.0	31.0%
Segment margin	20.7%	18.8%
Results of Operations - First Quarter 2023 vs. First Quarter 2022
Net sales of our International segment increased $42.3 million, or 19.0%, in the first quarter of 2023 compared to the same period of 2022, reflecting a volume increase of 17.4%, a favorable impact from foreign currency exchange rates of 1.5% and a favorable price realization of 0.1%. The volume increase was primarily attributable to solid marketplace growth in Brazil, India and Mexico, where net sales increased by 27.7%, 24.2% and 18.2%, respectively.
Our International segment generated income of $55.0 million in the first quarter of 2023 compared to $42.0 million in the first quarter of 2022, driven primarily by favorable price realization and volume increases, partially offset by higher freight and logistics costs.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 38

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
In the first quarter of 2023, unallocated corporate expense totaled $177.1 million, as compared to $150.3 million in the first quarter of 2022. The increase was primarily driven by an increase in acquisition and integration related costs, as well as higher compensation costs, investments in capabilities and technology and broad-based marketplace inflation.
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
At April 2, 2023, our cash and cash equivalents totaled $460.3 million, a decrease of $3.5 million compared to the 2022 year-end balance. Additional detail regarding the net uses of cash are outlined in the following discussion. Additionally, at April 2, 2023, we had outstanding short- and long-term debt totaling $4.7 billion, of which $758.1 million was classified as the current portion of long-term debt. Of the $758.1 million, $500 million of 3.375% Notes are due upon maturity on May 1, 2023 and $250 million of 2.625% Notes are due upon maturity on May 15, 2023. We believe we can satisfy these debt obligations with cash generated from our operations, issuing new debt, and/or by borrowing on our unsecured revolving credit facility.
Approximately 90% of the balance of our cash and cash equivalents at April 2, 2023 was held by subsidiaries domiciled outside of the United States. A majority of this balance is distributable to the United States without material tax implications, such as withholding tax. We intend to continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Three Months Ended
In millions of dollars	April 2, 2023	April 3, 2022
Net cash provided by (used in):
Operating activities	$755.4	$656.5
Investing activities	(188.3)	(164.0)
Financing activities	(552.2)	(463.5)
Effect of exchange rate changes on cash and cash equivalents	(18.4)	(20.2)
Net change in cash and cash equivalents	$(3.5)	$8.8

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 39

Operating activities
We generated cash of $755.4 million from operating activities in the first three months of 2023, an increase of $98.9 million compared to $656.5 million in the same period of 2022. This increase in net cash provided by operating activities was mainly driven by the following factors:
•Timing of income tax payments contributed to an increase in operating cash of $174.2 million in 2023, compared to $127.3 million in 2022. This $46.9 million fluctuation was primarily due to the variance in actual tax expense for 2023 relative to the timing of quarterly estimated tax payments. We paid cash of $12.3 million for income taxes during 2023 compared to $10.0 million in the same period of 2022.
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, a write-down of equity investments and other charges) resulted in $33.9 million of higher cash flow in 2023 relative to 2022.
Investing activities
We used cash of $188.3 million for investing activities in the first three months of 2023, an increase of $24.3 million compared to $164.0 million in the same period of 2022. This increase in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, primarily to support our ERP system implementation, capacity expansion, innovation and cost savings, were $176.1 million in the first three months of 2023 compared to $141.1 million in the same period of 2022. Expenditures increased due to progress on capacity expansion projects and our ERP system implementation. We expect 2023 capital expenditures, including capitalized software, to approximate $800 million to $900 million. The increase in our 2023 capital expenditures is largely driven by our key strategic initiatives, including core confection capacity expansion and continued investments in a digital infrastructure including the build and upgrade of a new ERP system across the enterprise. We intend to use our existing cash and internally generated funds to meet our 2023 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We invested approximately $12.3 million in the first three months of 2023, compared to $22.5 million in the same period of 2022.
Financing activities
We used cash of $552.2 million for financing activities in the first three months of 2023, an increase of $88.7 million compared to $463.5 million in the same period of 2022. This increase in net cash used in financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first three months of 2023, we used cash of $90.7 million to reduce a portion of our short-term commercial paper borrowings , partially offset by an increase in short-term foreign bank borrowings. During the first three months of 2022, we used cash of $65.6 million to reduce a portion of our short-term commercial paper borrowings originally used to fund our 2021 acquisitions of Dot’s and Pretzels, partially offset by an increase in short-term foreign bank borrowings.
•Long-term debt borrowings and repayments. During the first three months of 2023 and the first three months of 2022, long-term debt borrowings and repayments were minimal.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $207.4 million during the first three months of 2023, an increase of $26.3 million compared to $181.1 million in the same period of 2022. Details regarding our 2023 cash dividends paid to stockholders are as follows:

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 40

Quarter Ended
In millions of dollars except per share amounts	April 2, 2023
Dividends paid per share – Common stock	$1.036
Dividends paid per share – Class B common stock	$0.942
Total cash dividends paid	$207.4
Declaration date	January 31, 2023
Record date	February 17, 2023
Payment date	March 15, 2023
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
In February 2023, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “School Trust”), pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the Milton Hershey School Trust at a price equal to $239.91 per share, for a total purchase price of $239.9 million.
In February 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the Milton Hershey School Trust at a price equal to $203.35 per share, for a total purchase price of $203.4 million.
In July 2018, our Board of Directors approved a $500 million share repurchase authorization. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. As a result of the February 2023 Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, the July 2018 share repurchase authorization was completed and as of April 2, 2023, approximately $370 million remained available for repurchases under our May 2021 share repurchase authorization. The share repurchase program does not have an expiration date. We expect 2023 share repurchases to be in line with our traditional buyback strategy.
•Proceeds from exercised stock options and employee tax withholding. During the first three months of 2023, we received $15.2 million from employee exercises of stock options and paid $28.3 million of employee taxes withheld from share-based awards. During the first three months of 2022, we received $16.7 million from employee exercises of stock options and paid $29.0 million of employee taxes withheld from share-based awards. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 41

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

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 42

•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations; and

•Such other matters as discussed in our 2022 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including Part II, Item 1A, ”Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The total amount of short-term debt, net of cash, amounted to net debt of $142.7 million and net debt of $230.0 million, at April 2, 2023 and December 31, 2022, respectively. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of April 2, 2023 would have changed interest expense by approximately $0.4 million for the first three months of 2023 and $4.5 million for 2022.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at April 2, 2023 and December 31, 2022 by approximately $208 million and $187 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $15.0 million as of April 2, 2023 and $18.4 million as of December 31, 2022, generally offset by a reduction in foreign exchange associated with our transactional activities.
Our open commodity derivative contracts had a notional value of $172.3 million as of April 2, 2023 and $243.0 million as of December 31, 2022. At the end of the first quarter of 2023, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $16.4 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2022 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 43

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 2, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2023.
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
There have been no changes in our internal control over financial reporting during the quarter ended April 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 44

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 15 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2022 Annual Report on Form 10-K and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended April 2, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
January 1 through January 29	—	$—	—	$609,983
January 30 through February 26	1,000,000	$239.91	—	$370,073
February 27 through April 2	—	$—	—	$370,073
Total	1,000,000	$239.91	—
(1) During the three months ended April 2, 2023, no shares of Common Stock were purchased in open market transactions in connection with our standing authorization to buy back shares sufficient to offset those issued under incentive compensation plans, which authorization does not have a dollar or share limit and is not included in our share repurchase authorizations described in the following note (2). In February 2023, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust, pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the Milton Hershey School Trust at a price equal to $239.91 per share, for a total purchase price of $239.9 million.
(2) In July 2018, our Board of Directors approved a $500 million share repurchase authorization.  In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. As a result of the February 2023 Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust, the July 2018 share repurchase authorization program was completed and as of April 2, 2023 approximately $370 million remains available for repurchase under the May 2021 share repurchase authorization. The share repurchase program does not have an expiration date.

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 45

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

10.1
Stock Purchase Agreement, dated February 13, 2023, between Milton Hershey School Trust, by its trustee, Hershey Trust Company, and The Hershey Company, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2023.

31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 46

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	April 27, 2023	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	April 27, 2023	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q1 2023 Form 10-Q | Page 47