Form 10-Q
period 2023-07-02
HERSHEY CO
filed 2023-07-27
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
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
Common Stock, one dollar par value—149,854,381 shares, as of July 21, 2023.
Class B Common Stock, one dollar par value—54,613,514 shares, as of July 21, 2023.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended July 2, 2023

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net sales	$2,490,280	$2,372,582	$5,477,894	$5,038,803
Cost of sales	1,358,181	1,372,583	2,963,473	2,793,324
Gross profit	1,132,099	999,999	2,514,421	2,245,479
Selling, marketing and administrative expense	571,804	543,468	1,153,391	1,067,684
Business realignment (benefits) costs	(370)	—	441	274
Operating profit	560,665	456,531	1,360,589	1,177,521
Interest expense, net	36,661	33,413	74,346	66,592
Other (income) expense, net	84,484	19,658	87,467	30,065
Income before income taxes	439,520	403,460	1,198,776	1,080,864
Provision for income taxes	32,537	87,904	204,608	231,830
Net income	$406,983	$315,556	$994,168	$849,034

Net income per share—basic:
Common stock	$2.03	$1.57	$4.96	$4.24
Class B common stock	$1.88	$1.44	$4.57	$3.85

Net income per share—diluted:
Common stock	$1.98	$1.53	$4.83	$4.10
Class B common stock	$1.88	$1.44	$4.56	$3.84

Dividends paid per share:
Common stock	$1.036	$0.901	$2.072	$1.802
Class B common stock	$0.942	$0.819	$1.884	$1.638

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended						For the Six Months Ended
	July 2, 2023			July 3, 2022			July 2, 2023			July 3, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$406,983			$315,556			$994,168			$849,034
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$12,395	$—	12,395	$(16,758)	$—	(16,758)	$21,336	$—	21,336	$(2,340)	$—	(2,340)
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and service cost	905	(180)	725	(32,337)	7,758	(24,579)	924	(178)	746	(38,811)	7,191	(31,620)
Reclassification to earnings	7,661	(1,839)	5,822	9,481	(2,275)	7,206	10,888	(2,613)	8,275	13,441	(3,226)	10,215
Cash flow hedges:
(Losses) gains on cash flow hedging derivatives	(4,930)	(2,271)	(7,201)	5,278	(1,511)	3,767	(3,483)	(1,731)	(5,214)	(646)	(637)	(1,283)
Reclassification to earnings	7,246	(2,021)	5,225	4,289	(296)	3,993	9,253	(3,104)	6,149	6,885	(1,023)	5,862
Total other comprehensive income (loss), net of tax	$23,277	$(6,311)	16,966	$(30,047)	$3,676	(26,371)	$38,918	$(7,626)	31,292	$(21,471)	$2,305	(19,166)
Comprehensive income			$423,949			$289,185			$1,025,460			$829,868

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 2, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$446,161	$463,889
Accounts receivable—trade, net	764,269	711,203
Inventories	1,385,424	1,173,119
Prepaid expenses and other	285,051	272,195
Total current assets	2,880,905	2,620,406
Property, plant and equipment, net	3,014,876	2,769,702
Goodwill	2,695,997	2,606,956
Other intangibles	1,928,184	1,966,269
Other non-current assets	961,741	944,989
Deferred income taxes	43,973	40,498
Total assets	$11,525,676	$10,948,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,014,058	$970,558
Accrued liabilities	828,207	832,518
Accrued income taxes	16,009	6,710
Short-term debt	859,773	693,790
Current portion of long-term debt	8,010	753,578
Total current liabilities	2,726,057	3,257,154
Long-term debt	4,086,195	3,343,977
Other long-term liabilities	714,532	719,742
Deferred income taxes	304,107	328,403
Total liabilities	7,830,891	7,649,276

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2023 and 2022	—	—
Common stock, shares issued: 166,938,439 at July 2, 2023 and 163,439,248 at December 31, 2022	166,939	163,439
Class B common stock, shares issued: 54,613,777 at July 2, 2023 and 58,113,777 at December 31, 2022	54,614	58,114
Additional paid-in capital	1,301,247	1,296,572
Retained earnings	4,171,010	3,589,781
Treasury—common stock shares, at cost: 17,103,981 at July 2, 2023 and 16,588,308 at December 31, 2022	(1,777,984)	(1,556,029)
Accumulated other comprehensive loss	(221,041)	(252,333)
Total stockholders’ equity	3,694,785	3,299,544
Total liabilities and stockholders’ equity	$11,525,676	$10,948,820

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 2, 2023	July 3, 2022
Operating Activities
Net income	$994,168	$849,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,787	184,882
Stock-based compensation expense	35,841	32,561
Deferred income taxes	(27,294)	7,388
Write-down of equity investments	77,360	27,440
Other	54,697	66,235
Changes in assets and liabilities, net of business acquisition:
Accounts receivable—trade, net	(43,503)	19,216
Inventories	(201,906)	(220,071)
Prepaid expenses and other current assets	(4,457)	(3,588)
Accounts payable and accrued liabilities	(20,271)	123,335
Accrued income taxes	(3,674)	51,927
Contributions to pension and other benefit plans	(14,773)	(14,331)
Other assets and liabilities	3,833	(10,255)
Net cash provided by operating activities	1,049,808	1,113,773
Investing Activities
Capital additions (including software)	(330,505)	(240,960)
Equity investments in tax credit qualifying partnerships	(19,077)	(116,191)
Business acquisitions, net of cash and cash equivalents acquired	(165,818)	—
Other investing activities	(629)	6,166
Net cash used in investing activities	(516,029)	(350,985)
Financing Activities
Net increase (decrease) in short-term debt	165,984	(24,507)
Long-term borrowings, net of debt issuance costs	744,092	—
Repayment of long-term debt and finance leases	(752,367)	(2,473)
Cash dividends paid	(413,546)	(360,984)
Repurchase of common stock	(239,910)	(355,271)
Proceeds from exercised stock options	22,021	21,770
Taxes withheld and paid on employee stock awards	(32,953)	(33,940)
Net cash used in financing activities	(506,679)	(755,405)
Effect of exchange rate changes on cash and cash equivalents	(44,828)	3,073
Net (decrease) increase in cash and cash equivalents	(17,728)	10,456
Cash and cash equivalents, beginning of period	463,889	329,266
Cash and cash equivalents, end of period	$446,161	$339,722
Supplemental Disclosure
Interest paid	$76,537	$61,657
Income taxes paid	229,144	172,888

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 5

HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended July 2, 2023 and July 3, 2022
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, April 2, 2023	$—	$164,439	$57,114	$1,285,412	$3,970,562	$(1,781,155)	$(238,007)	$3,458,365
Net income					406,983			406,983
Other comprehensive income							16,966	16,966
Dividends (including dividend equivalents):
Common Stock, $1.036 per share					(152,734)			(152,734)
Class B Common Stock, $0.942 per share					(53,801)			(53,801)
Conversion of Class B Common Stock into Common Stock		2,500	(2,500)					—
Stock-based compensation				16,812				16,812
Exercise of stock options and incentive-based transactions				(977)		3,140		2,163
Balance, July 2, 2023	$—	$166,939	$54,614	$1,301,247	$4,171,010	$(1,777,984)	$(221,041)	$3,694,785

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, April 3, 2022	$—	$161,939	$59,614	$1,243,240	$3,071,416	$(1,378,651)	$(242,009)	$2,915,549
Net income					315,556			315,556
Other comprehensive loss							(26,372)	(26,372)
Dividends (including dividend equivalents):
Common Stock, $0.901 per share					(129,551)			(129,551)
Class B Common Stock, $0.819 per share					(48,823)			(48,823)
Conversion of Class B Common Stock into Common Stock		1,500	(1,500)					—
Stock-based compensation				17,146				17,146
Exercise of stock options and incentive-based transactions				(2,295)		2,451		156
Repurchase of common stock						(151,921)		(151,921)
Balance, July 3, 2022	$—	$163,439	$58,114	$1,258,091	$3,208,598	$(1,528,121)	$(268,381)	$2,891,740

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 6

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended July 2, 2023 and July 3, 2022
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2022	$—	$163,439	$58,114	$1,296,572	$3,589,781	$(1,556,029)	$(252,333)	$3,299,544
Net income					994,168			994,168
Other comprehensive income							31,292	31,292
Dividends (including dividend equivalents):
Common Stock, $2.072 per share					(305,337)			(305,337)
Class B Common Stock, $1.884 per share					(107,602)			(107,602)
Conversion of Class B Common Stock into Common Stock		3,500	(3,500)					—
Stock-based compensation				35,760				35,760
Exercise of stock options and incentive-based transactions				(31,085)		20,153		(10,932)
Repurchase of common stock (including excise tax)						(242,108)		(242,108)
Balance, July 2, 2023	$—	$166,939	$54,614	$1,301,247	$4,171,010	$(1,777,984)	$(221,041)	$3,694,785

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2021	$—	$160,939	$60,614	$1,260,331	$2,719,936	$(1,195,376)	$(249,215)	$2,757,229
Net income					849,034			849,034
Other comprehensive loss							(19,166)	(19,166)
Dividends (including dividend equivalents):
Common Stock, $1.802 per share					(262,725)			(262,725)
Class B Common Stock, $1.638 per share					(97,647)			(97,647)
Conversion of Class B Common Stock into Common Stock		2,500	(2,500)					—
Stock-based compensation				32,460				32,460
Exercise of stock options and incentive-based transactions				(34,700)		22,526		(12,174)
Repurchase of common stock						(355,271)		(355,271)
Balance, July 3, 2022	$—	$163,439	$58,114	$1,258,091	$3,208,598	$(1,528,121)	$(268,381)	$2,891,740

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 7

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
Operating results for the quarter ended July 2, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. This ASU should be applied prospectively to business combinations occurring on or after the date of adoption. As a result, we adopted the provisions of this ASU in the first quarter of 2023. This new standard was not applicable to the May 2023 acquisition (as discussed in Note 2); however, will be applied in relevant future acquisitions.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 8

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
2. BUSINESS ACQUISITIONS
Manufacturing Capacity
On May 31, 2023, we completed the acquisition of certain assets that provide additional manufacturing capacity from Weaver Popcorn Manufacturing, Inc. (“Weaver”), a leader in the production and co-packing of microwave popcorn and ready-to-eat popcorn, and former co-manufacturer of the Company’s SkinnyPop brand. The initial cash consideration paid for Weaver totaled $165,818 and consisted of cash on hand and short-term borrowings. Acquisition-related costs for the Weaver acquisition were immaterial.
The acquisition has been accounted for as a business combination and, accordingly, Weaver has been included within the North America Salty Snacks segment from the date of acquisition. The preliminary purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values and consisted of $85,231 to goodwill, $79,136 to property, plant and equipment, net and $1,451 to other net assets acquired. We are in the process of evaluating additional information necessary to finalize the valuation of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, post-closing adjustments. The final fair value determination is not expected to result in material adjustments to our preliminary purchase price allocation, including goodwill. We expect to finalize the purchase price allocation by the end of 2023.
Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired. The goodwill derived from this acquisition is deductible for tax purposes and reflects the value of leveraging our supply chain capabilities to accelerate growth and access to our portfolio of salty snacks products.
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
The acquisition has been accounted for as a business combination and, accordingly, Pretzels has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 9

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Goodwill	$166,191
Other intangible assets	26,100
Current assets acquired	30,835
Property, plant and equipment, net	100,716
Other non-current assets, primarily operating lease ROU assets	111,787
Deferred income taxes	773
Current liabilities acquired	(22,713)
Other long-term liabilities, primarily operating lease liabilities	(109,355)
Net assets acquired	$304,334
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
The acquisition has been accounted for as a business combination and, accordingly, Dot’s has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 10

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Goodwill	$284,427
Other intangible assets	543,100
Current assets acquired	51,121
Property, plant and equipment, net	40,266
Other non-current assets	2,201
Other liabilities assumed, primarily current liabilities	(29,946)
Net assets acquired	$891,169
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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the six months ended July 2, 2023 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Balance at December 31, 2022	$2,018,430	$571,771	$16,755	$2,606,956
Acquired during the period (see Note 2)	—	85,231	—	85,231
Foreign currency translation	2,397	—	1,413	3,810
Balance at July 2, 2023	$2,020,827	$657,002	$18,168	$2,695,997

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	July 2, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,703,026	$(215,399)	$1,701,932	$(190,045)
Customer-related	513,909	(108,790)	513,188	(93,495)
Patents	8,233	(8,233)	8,053	(8,053)
Total	2,225,168	(332,422)	2,223,173	(291,593)

Intangible assets not subject to amortization:
Trademarks	35,438		34,689
Total other intangible assets	$1,928,184		$1,966,269
Total amortization expense for the three months ended July 2, 2023 and July 3, 2022 was $20,562 and $20,060, respectively. Total amortization expense for the six months ended July 2, 2023 and July 3, 2022 was $39,739 and $39,918, respectively.
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. On April 26, 2023, we terminated the $1.5 billion unsecured revolving credit facility, which was set to expire in July and entered into a new unsecured revolving credit facility (the “new credit facility”). As of July 2, 2023, the new credit facility allows the Company to borrow up to $1.35 billion with the option to increase borrowings by an additional $500 million with the consent of the lenders. The new credit facility is scheduled to expire on April 26, 2028; however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent.
The credit agreements governing the prior credit facility and the new credit facility contain certain financial and other covenants, customary representations, warranties and events of default. As of July 2, 2023, we were in compliance with all covenants pertaining to the prior credit facility, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K.

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	July 2, 2023	December 31, 2022
Short-term foreign bank borrowings against lines of credit	$137,481	$135,555
U.S. commercial paper	722,292	558,235
Total short-term debt	$859,773	$693,790
Weighted average interest rate on outstanding commercial paper	5.2%	4.3%

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 12

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	July 2, 2023	December 31, 2022
2.625% Notes (1)	May 1, 2023	—	250,000
3.375% Notes (1)	May 15, 2023	—	500,000
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
4.250% Notes (2)	May 4, 2028	350,000	—
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes	June 1, 2030	350,000	350,000
4.500% Notes (2)	May 4, 2033	400,000	—
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		73,231	73,479
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(22,665)	(19,563)
Total long-term debt		4,094,205	4,097,555
Less—current portion		8,010	753,578
Long-term portion		$4,086,195	$3,343,977
(1) In May 2023 we repaid $250,000 of 2.625% Notes and $500,000 of 3.375% Notes due upon their maturity.
(2) During the second quarter of 2023, we issued $350,000 of 4.250% Notes due in May 2028 and $400,000 of 4.500% Notes due in May 2033 (the “2023 Notes”). Proceeds from the issuance of the 2023 Notes, net of discounts and issuance costs, totaled $744,092. The 2023 Notes were issued under a shelf registration on Form S-3 filed in May 2021 that registered an indeterminate amount of debt securities.
Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Interest expense	$43,893	$35,635	$86,399	$71,006
Capitalized interest	(3,721)	(1,833)	(6,788)	(3,668)
Interest expense	40,172	33,802	79,611	67,338
Interest income	(3,511)	(389)	(5,265)	(746)
Interest expense, net	$36,661	$33,413	$74,346	$66,592

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 13

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

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $185,348 as of July 2, 2023 and $243,009 as of December 31, 2022.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $86,628 at July 2, 2023 and $59,448 at December 31, 2022. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $19,172 at July 2, 2023 and $1,843 at December 31, 2022. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at July 2, 2023 and December 31, 2022 was $21,740 and $18,803, respectively.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 14

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of July 2, 2023 and December 31, 2022:

	July 2, 2023		December 31, 2022
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$436	$5,561	$3,921	$261

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	3,729	239	685	662
Deferred compensation derivatives	2,879	—	1,222	—
Foreign exchange contracts	954	—	246	—
	7,562	239	2,153	662
Total	$7,998	$5,800	$6,074	$923

(1)Derivative assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of July 2, 2023, amounts reflected on a net basis in liabilities were assets of $30,450 and liabilities of $30,003, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2022 were assets of $25,308 and liabilities of $25,296. At July 2, 2023 and December 31, 2022, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended July 2, 2023 and July 3, 2022 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2023	2022	2023	2022	2023	2022
Commodities futures and options	$(6,437)	$(8,754)	$—	$—	$—	$—
Foreign exchange contracts	573	(114)	(4,930)	5,278	966	(1,580)
Interest rate swap agreements	—	—	—	—	(8,212)	(2,709)
Deferred compensation derivatives	1,606	(4,244)	—	—	—	—
Total	$(4,258)	$(13,112)	$(4,930)	$5,278	$(7,246)	$(4,289)

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended July 2, 2023 and July 3, 2022 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2023	2022	2023	2022	2023	2022
Commodities futures and options	$(17,051)	$42,071	$—	$—	$—	$—
Foreign exchange contracts	942	(134)	(6,656)	(646)	1,728	(1,377)
Interest rate swap agreements	—	—	3,173	—	(10,981)	(5,508)
Deferred compensation derivatives	2,879	(5,044)	—	—	—	—
Total	$(13,230)	$36,893	$(3,483)	$(646)	$(9,253)	$(6,885)

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
The amount of pre-tax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $27,088 as of July 2, 2023. This amount is primarily associated with interest rate swap agreements.
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

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of July 2, 2023 and December 31, 2022:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
July 2, 2023:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$1,390	$—	$1,390
Deferred compensation derivatives (2)	$—	$1,606	$—	$1,606
Commodities futures and options (3)	$3,729	$—	$—	$3,729
Liabilities:
Foreign exchange contracts (1)	$—	$5,561	$—	$5,561
Commodities futures and options (3)	$239	$—	$—	$239
December 31, 2022:
Assets:
Foreign exchange contracts (1)	$—	$4,167	$—	$4,167
Deferred compensation derivatives (2)	$—	$1,222	$—	$1,222
Commodities futures and options (3)	$685	$—	$—	$685
Liabilities:
Foreign exchange contracts (1)	$—	$261	$—	$261
Commodities futures and options (3)	$662	$—	$—	$662
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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of July 2, 2023 and December 31, 2022 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	July 2, 2023	December 31, 2022	July 2, 2023	December 31, 2022
Current portion of long-term debt	$8,010	$749,345	$8,010	$753,578
Long-term debt	3,618,703	2,854,165	4,086,195	3,343,977
Total	$3,626,713	$3,603,510	$4,094,205	$4,097,555

Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 17

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

In connection with the acquisition of Weaver in May 2023, as discussed in Note 2, we used valuation techniques to determine fair value, with the primary technique being the cost approach to value personal property, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Additionally, in connection with the acquisitions of Pretzels and Dot’s in December 2021 and subsequent measurement period adjustments through the third quarter of 2022, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and the relief-from-royalty, a form of the multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.
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

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 18

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of lease expense for the three months ended July 2, 2023 and July 3, 2022 were as follows:

		Three Months Ended
Lease expense	Classification	July 2, 2023	July 3, 2022
Operating lease cost	Cost of sales or SM&A (1)	$12,320	$12,710
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	1,834	1,768
Interest on lease liabilities	Interest expense, net	1,092	1,036
Net lease cost (2)		$15,246	$15,514
The components of lease expense for the six months ended July 2, 2023 and July 3, 2022 were as follows:

		Six Months Ended
Lease expense	Classification	July 2, 2023	July 3, 2022
Operating lease cost	Cost of sales or SM&A (1)	$24,363	$25,497
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	3,696	3,450
Interest on lease liabilities	Interest expense, net	2,192	2,053
Net lease cost (2)		$30,251	$31,000
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.
Information regarding our lease terms and discount rates were as follows:

	July 2, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	14.6	15.0
Finance leases	27.3	27.7

Weighted-average discount rate
Operating leases	3.5%	3.2%
Finance leases	6.2%	6.1%

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	July 2, 2023	December 31, 2022
Assets
Operating lease ROU assets	Other non-current assets	$322,697	$326,472

Finance lease ROU assets, at cost	Property, plant and equipment, gross	86,377	86,703
Accumulated amortization	Accumulated depreciation	(17,023)	(14,543)
Finance lease ROU assets, net	Property, plant and equipment, net	69,354	72,160

Total leased assets		$392,051	$398,632

Liabilities
Current
Operating	Accrued liabilities	$33,867	$31,787
Finance	Current portion of long-term debt	4,686	4,285
Non-current
Operating	Other long-term liabilities	290,655	294,849
Finance	Long-term debt	68,545	69,194
Total lease liabilities		$397,753	$400,115

The maturity of our lease liabilities as of July 2, 2023 were as follows:

	Operating leases	Finance leases	Total
2023 (rest of year)	$22,492	$4,487	$26,979
2024	43,240	8,286	51,526
2025	29,878	6,237	36,115
2026	25,627	4,056	29,683
2027	25,661	4,065	29,726
Thereafter	268,001	142,020	410,021
Total lease payments	414,899	169,151	584,050
Less: Imputed interest	90,377	95,920	186,297
Total lease liabilities	$324,522	$73,231	$397,753

Supplemental cash flow and other information related to leases were as follows:

	Six Months Ended
	July 2, 2023	July 3, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,702	$23,783
Operating cash flows from finance leases	2,192	2,053
Financing cash flows from finance leases	2,349	2,473

ROU assets obtained in exchange for lease liabilities:
Operating leases	$14,500	$6,317
Finance leases	292	4,192

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 20

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

Both equity and cost method investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates were $126,114 and $133,029 as of July 2, 2023 and December 31, 2022, respectively.
9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Cost of sales	$(17)	$(23)	$1,033	$4
Selling, marketing and administrative expense	1,904	722	2,392	1,702
Business realignment (benefits) costs	(370)	—	441	274
Costs associated with business realignment activities	$1,517	$699	$3,866	$1,980
Costs recorded by program during the three months ended July 2, 2023 and July 3, 2022 related to these activities were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
International Optimization Program:
Severance and employee benefit costs	$(370)	$5	$441	$285
Other program costs	1,887	694	3,425	1,695
Total	$1,517	$699	$3,866	$1,980
Amounts classified as liabilities qualifying as exit and disposal costs primarily represent employee-related and certain third-party service provider charges, however, such amounts at July 2, 2023 are not significant.
2020 International Optimization Program
In the fourth quarter of 2020, we commenced a program (“International Optimization Program”) to streamline resources and investments in select international markets, including the optimization of our China operating model that will improve our operational efficiency and provide for a strong, sustainable and simplified base going forward.
The International Optimization Program was originally expected to total pre-tax costs of $50,000 to $75,000, with cash costs in the range of $40,000 to $65,000, primarily related to workforce reductions of approximately 350 positions outside of the United States, costs to consolidate and relocate production, and third-party costs incurred to execute these activities. The costs and related benefits of the International Optimization Program relate to the International

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 21

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs. This program was completed as of the second quarter of 2023.
For the six months ended July 2, 2023 and July 3, 2022, we recognized total costs associated with the International Optimization Program of $3,866 and $1,980, respectively. These charges predominantly included third-party charges in support of our initiative to transform our China operating model, as well as severance and employee benefit costs. Since inception, we have incurred pre-tax charges to execute the program totaling $54,225.
10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the six months ended July 2, 2023 and July 3, 2022 were 17.1% and 21.4%, respectively. Relative to the statutory rate, the 2023 effective tax rate was primarily impacted by investment tax credits and employee share-based payments partially offset by state taxes and tax reserves.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Mexico, China, Canada and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $23,588 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
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

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 22

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended July 2, 2023 and July 3, 2022 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Service cost	$3,769	$4,758	$55	$80
Interest cost	10,288	6,263	2,097	1,158
Expected return on plan assets	(12,385)	(12,153)	—	—
Amortization of prior service credit	(1,415)	(1,412)	—	—
Amortization of net loss	5,020	3,108	(333)	25
Settlement loss	4,389	7,760	—	—
Total net periodic benefit cost	$9,666	$8,324	$1,819	$1,263
We made contributions of $3,029 and $5,212 to the pension plans and other benefits plans, respectively, during the second quarter of 2023. In the second quarter of 2022, we made contributions of $289 and $5,584 to our pension plans and other benefit plans, respectively. The contributions in 2023 and 2022 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The components of net periodic benefit cost for the six months ended July 2, 2023 and July 3, 2022 were as follows:

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Service cost	$7,522	$9,611	$109	$158
Interest cost	20,560	11,628	4,190	2,313
Expected return on plan assets	(24,766)	(24,815)	—	—
Amortization of prior service credit	(2,829)	(2,825)	—	—
Amortization of net loss	9,987	5,839	(659)	51
Settlement loss	4,389	10,376	—	—
Total net periodic benefit cost	$14,863	$9,814	$3,640	$2,522
We made contributions of $3,862 and $10,911 to the pension plans and other benefits plans, respectively, during the first six months of 2023. In the first six months of 2022, we made contributions of $3,756 and $10,575 to our pension plans and other benefit plans, respectively. The contributions in 2023 and 2022 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).
During the first six months of 2023, we recognized pension settlement charges in our hourly retirement plan due to lump sum withdrawals by employees retiring or leaving the Company. The non-cash settlement charges, which represent the acceleration of a portion of the respective plan’s accumulated unrecognized actuarial loss, were triggered when the cumulative lump sum distributions exceeded the plan’s anticipated annual service and interest costs. In connection with the second quarter 2023 settlements, the related plan assets and liabilities were remeasured using a discount rate as of the remeasurement date that was 8 basis points lower than the rate as of December 31, 2022 and an expected rate of return on plan assets of 6.3%, which was consistent with the rate as of December 31, 2022.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 23

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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Pre-tax compensation expense	$16,848	$17,224	$35,840	$32,561
Related income tax benefit	1,978	3,684	6,308	6,935
Compensation expenses for stock compensation plans are primarily included in SM&A expense. As of July 2, 2023, total stock-based compensation expense related to non-vested awards not yet recognized was $115,592 and the weighted-average period over which this amount is expected to be recognized was approximately 2.0 years.
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

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 24

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

A summary of activity relating to grants of stock options for the period ended July 2, 2023 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	976,634	$104.36	3.8 years
Granted	5,215	$240.90
Exercised	(216,977)	$102.93
Outstanding as of July 2, 2023	764,872	$105.69	3.7 years	$110,146
Options exercisable as of July 2, 2023	738,817	$103.28	3.6 years	$108,179

The weighted-average fair value of options granted was $57.65 and $37.28 per share for the periods ended July 2, 2023 and July 3, 2022, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Six Months Ended
	July 2, 2023	July 3, 2022
Dividend yields	1.7%	1.9%
Expected volatility	20.9%	21.1%
Risk-free interest rates	4.1%	1.9%
Expected term in years	6.3	6.3
The total intrinsic value of options exercised was $31,581 and $24,870 for the periods ended July 2, 2023 and July 3, 2022, respectively.
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the six months ended July 2, 2023 and July 3, 2022 can range from 0% to 250% of the targeted amounts.
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
During the six months ended July 2, 2023 and July 3, 2022, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.
We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 25

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended July 2, 2023 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,141,679	$181.91
Granted	286,363	$249.97
Performance assumption change (1)	90,139	$303.24
Vested	(418,071)	$172.11
Forfeited	(15,070)	$203.38
Outstanding as of July 2, 2023	1,085,040	$213.43
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

	Six Months Ended
	July 2, 2023	July 3, 2022
Units granted	286,363	294,729
Weighted-average fair value at date of grant	$249.97	$210.80
Monte Carlo simulation assumptions:
Estimated values	$118.90	$100.41
Dividend yields	1.7%	1.8%
Expected volatility	19.2%	25.3%

The fair value of shares vested totaled $100,915 and $100,292 for the periods ended July 2, 2023 and July 3, 2022, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 275,043 units as of July 2, 2023. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 26

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

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 27

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net sales:
North America Confectionery	$1,993,079	$1,909,101	$4,445,244	$4,126,145
North America Salty Snacks	272,365	256,297	542,350	482,419
International	224,836	207,184	490,300	430,239
Total	$2,490,280	$2,372,582	$5,477,894	$5,038,803

Segment income:
North America Confectionery	$657,178	$618,864	$1,544,928	$1,400,749
North America Salty Snacks	43,753	37,433	90,545	58,734
International	41,101	30,700	96,150	72,679
Total segment income	742,032	686,997	1,731,623	1,532,162
Unallocated corporate expense (1)	186,630	188,929	363,704	339,202
Unallocated mark-to-market losses (gains) on commodity derivatives	(6,780)	40,838	3,464	13,459
Costs associated with business realignment activities (see Note 9)	1,517	699	3,866	1,980
Operating profit	560,665	456,531	1,360,589	1,177,521
Interest expense, net (see Note 4)	36,661	33,413	74,346	66,592
Other (income) expense, net (see Note 17)	84,484	19,658	87,467	30,065
Income before income taxes	$439,520	$403,460	$1,198,776	$1,080,864
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

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in income	$6,437	$8,754	$17,051	$(42,071)
Net (losses) gains on commodity derivative positions reclassified from unallocated to segment income	(13,217)	32,084	(13,587)	55,530
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$(6,780)	$40,838	$3,464	$13,459
As of July 2, 2023, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $5,267. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax gains on commodity derivatives of $14,465 to segment operating results in the next twelve months.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
North America Confectionery	$59,961	$57,439	$116,683	$113,347
North America Salty Snacks	18,263	16,983	35,843	33,662
International	5,620	5,921	11,678	11,581
Corporate	17,744	13,503	35,583	26,292
Total	$101,588	$93,846	$199,787	$184,882

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net sales:
United States	$2,158,439	$2,060,047	$4,776,362	$4,400,693
All other countries	331,841	312,535	701,532	638,110
Total	$2,490,280	$2,372,582	$5,477,894	$5,038,803
14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Six Months Ended July 2, 2023
	Shares	Dollars
		In thousands
Milton Hershey School Trust repurchase	1,000,000	$239,910
Shares issued for stock options and incentive compensation	(484,327)	(20,153)
Total net share repurchases	515,673	219,757
Excise tax associated with net share repurchases (1)	—	2,198
Net change	515,673	$221,955
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
In July 2018, our Board of Directors approved a $500 million share repurchase authorization to repurchase shares of our Common Stock. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. As a result of the February 2023 Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, the July 2018 share repurchase authorization was completed and as of July 2, 2023, approximately $370 million remains available for repurchases under our May 2021 share repurchase authorization. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 29

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

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 30

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

16. EARNINGS PER SHARE
We compute basic earnings per share for Common Stock and Class B common stock using the two-class method. The Class B common stock is convertible into Common Stock on a share-for-share basis at any time. In May 2023, 2,500,000 shares of Class B Common Stock were converted to Common Stock by Hershey Trust Company, as trustee for the School Trust. The computation of diluted earnings per share for Common Stock assumes the conversion of Class B common stock using the if-converted method, while the diluted earnings per share of Class B common stock does not assume the conversion of those shares.

	Three Months Ended
	July 2, 2023		July 3, 2022
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$152,389	$53,801	$131,077	$48,823
Allocation of undistributed earnings	150,090	50,703	99,227	36,429
Total earnings—basic	$302,479	$104,504	$230,304	$85,252

Denominator (shares in thousands):
Total weighted-average shares—basic	149,244	55,447	146,362	59,114

Earnings Per Share—basic	$2.03	$1.88	$1.57	$1.44

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$302,479	$104,504	$230,304	$85,252
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	104,504	—	85,252	—
Reallocation of undistributed earnings	—	(213)	—	(189)
Total earnings—diluted	$406,983	$104,291	$315,556	$85,063

Denominator (shares in thousands):
Number of shares used in basic computation	149,244	55,447	146,362	59,114
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	55,447	—	59,114	—
Employee stock options	468	—	585	—
Performance and restricted stock units	374	—	388	—
Total weighted-average shares—diluted	205,533	55,447	206,449	59,114

Earnings Per Share—diluted	$1.98	$1.88	$1.53	$1.44
The earnings per share calculations for the three months ended July 2, 2023 and July 3, 2022 excluded 12 and 4 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 31

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Six Months Ended
	July 2, 2023		July 3, 2022
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$305,944	$107,602	$263,337	$97,647
Allocation of undistributed earnings	432,943	147,679	356,240	131,810
Total earnings—basic	$738,887	$255,281	$619,577	$229,457

Denominator (shares in thousands):
Total weighted-average shares—basic	148,914	55,864	146,248	59,530

Earnings Per Share—basic	$4.96	$4.57	$4.24	$3.85

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$738,887	$255,281	$619,577	$229,457
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	255,281	—	229,457	—
Reallocation of undistributed earnings	—	(669)	—	(722)
Total earnings—diluted	$994,168	$254,612	$849,034	$228,735

Denominator (shares in thousands):
Number of shares used in basic computation	148,914	55,864	146,248	59,530
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	55,864	—	59,530	—
Employee stock options	486	—	592	—
Performance and restricted stock units	423	—	491	—
Total weighted-average shares—diluted	205,687	55,864	206,861	59,530

Earnings Per Share—diluted	$4.83	$4.56	$4.10	$3.84
The earnings per share calculations for the six months ended July 2, 2023 and July 3, 2022 excluded 12 and 4 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 32

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$77,360	$14,848	$77,360	$27,440
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	7,661	4,749	10,872	2,567
Other (income) expense, net	(537)	61	(765)	58
Total	$84,484	$19,658	$87,467	$30,065

18. RELATED PARTY TRANSACTIONS
Hershey Trust Company, as trustee for the trust established by Milton S. and Catherine S. Hershey that has as its sole beneficiary for the School Trust, maintains voting control over The Hershey Company.
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
A summary of material related party transactions with Hershey Trust Company and/or its affiliates for the six months ended July 2, 2023 and July 3, 2022 is as follows:
Stock Purchase Agreement
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

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 33

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain asset accounts included within our Consolidated Balance Sheets are as follows:

	July 2, 2023	December 31, 2022
Inventories:
Raw materials	$461,428	$372,612
Goods in process	187,536	137,298
Finished goods	1,012,112	855,217
Inventories at First In First Out	1,661,076	1,365,127
Adjustment to Last In First Out	(275,652)	(192,008)
Total inventories	$1,385,424	$1,173,119

Prepaid expenses and other:
Prepaid expenses	$169,948	$143,888
Other current assets	115,103	128,307
Total prepaid expenses and other	$285,051	$272,195

Property, plant and equipment:
Land	$160,089	$155,963
Buildings	1,565,474	1,545,053
Machinery and equipment	3,767,778	3,592,251
Construction in progress	538,265	416,220
Property, plant and equipment, gross	6,031,606	5,709,487
Accumulated depreciation	(3,016,730)	(2,939,785)
Property, plant and equipment, net	$3,014,876	$2,769,702

Other non-current assets:
Pension	$54,737	$53,495
Capitalized software, net	338,499	320,034
Operating lease ROU assets	322,697	326,472
Investments in unconsolidated affiliates	126,114	133,029
Other non-current assets	119,694	111,959
Total other non-current assets	$961,741	$944,989

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 34

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of certain liability and stockholders’ equity accounts included within our Consolidated Balance Sheets are as follows:
	July 2, 2023	December 31, 2022
Accounts payable:
Accounts payable—trade	$663,853	$636,472
Supplier finance program obligations	147,125	105,293
Other	203,080	228,793
Total accounts payable	$1,014,058	$970,558

Accrued liabilities:
Payroll, compensation and benefits	$203,337	$293,865
Advertising, promotion and product allowances	346,580	337,024
Operating lease liabilities	33,867	31,787
Other	244,423	169,842
Total accrued liabilities	$828,207	$832,518

Other long-term liabilities:
Post-retirement benefits liabilities	$140,327	$147,174
Pension benefits liabilities	27,283	27,696
Operating lease liabilities	290,655	294,849
Other	256,267	250,023
Total other long-term liabilities	$714,532	$719,742

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(89,029)	$(110,364)
Pension and post-retirement benefit plans, net of tax	(109,233)	(118,254)
Cash flow hedges, net of tax	(22,779)	(23,715)
Total accumulated other comprehensive loss	$(221,041)	$(252,333)

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 35

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
Business Acquisitions
On May 31, 2023, we completed the acquisition of certain assets that provide additional manufacturing capacity from Weaver Popcorn Manufacturing, Inc. (“Weaver”), a leader in the production and co-packing of microwave popcorn and ready-to-eat popcorn, and former co-manufacturer of the Company’s SkinnyPop brand.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 36

TRENDS AFFECTING OUR BUSINESS
Demand for consumer goods has remained strong during the first six months of 2023, with inflation slowing and continued positive consumer demand identified for our products; however, negative macroeconomic conditions and future outlook, including fears of a pending recession, have negatively impacted consumer behaviors. As a result, net sales and net income increased during the six months ended July 2, 2023; however, this was primarily driven by price realization and minimal volume increases, as consumers are buying less during the first six months of 2023, compared to the same period in 2022. Additionally, we continued to experience corresponding incremental costs and gross margin pressures during the six months ended July 2, 2023 (see Results of Operations included in this MD&A).

Furthermore, certain geopolitical events, specifically the conflict between Russia and Ukraine, have increased global economic and political uncertainty. For the six months ended July 2, 2023, this conflict did not have a material impact on our commodity prices or supply availability. However, we are continuing to monitor for any significant escalation or expansion of economic or supply chain disruptions or broader inflationary costs, which may result in material adverse effects on our results of operations.

As of July 2, 2023, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements in both the short-term and in the long-term; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).

Based on the length and severity of fluctuating levels of inflation, the likelihood of a potential recession, changes in consumer shopping and consumption behavior, and the conflict between Russia and Ukraine, we may experience increasing supply chain costs, higher inflation and other impacts to our business. We will continue to evaluate the nature and extent of these potential and evolving impacts on our business, consolidated results of operations, segment results, liquidity and capital resources.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 37

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	July 2, 2023	July 3, 2022	Percent Change	July 2, 2023	July 3, 2022	Percent Change
In millions of dollars except per share amounts
Net sales	$2,490.3	$2,372.6	5.0%	$5,477.9	$5,038.8	8.7%
Cost of sales	1,358.2	1,372.6	(1.0)%	2,963.5	2,793.3	6.1%
Gross profit	1,132.1	1,000.0	13.2%	2,514.4	2,245.5	12.0%
Gross margin	45.5%	42.1%		45.9%	44.6%
Selling, marketing & administrative (“SM&A”) expenses	571.8	543.5	5.2%	1,153.4	1,067.7	8.0%
SM&A expense as a percent of net sales	23.0%	22.9%		21.1%	21.2%
Business realignment activities	(0.3)	—	NM	0.4	0.3	60.9%
Operating profit	560.6	456.5	22.8%	1,360.6	1,177.5	15.5%
Operating profit margin	22.5%	19.2%		24.8%	23.4%
Interest expense, net	36.7	33.4	9.7%	74.3	66.6	11.6%
Other (income) expense, net	84.5	19.7	329.8%	87.5	30.1	190.9%
Provision for income taxes	32.5	87.9	(63.0)%	204.6	231.8	(11.7)%
Effective income tax rate	7.4%	21.8%		17.1%	21.4%
Net income	$406.9	$315.5	29.0%	$994.2	$849.0	17.1%
Net income per share—diluted	$1.98	$1.53	29.4%	$4.83	$4.10	17.8%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - Second Quarter 2023 vs. Second Quarter 2022
Net Sales
Net sales increased 5.0% in the second quarter of 2023 compared to the same period of 2022, reflecting a favorable price realization of 7.7% primarily due to higher list prices, primarily within our North America Confectionery and North America Salty Snacks segments. This increase was offset by a volume decrease of 2.7% driven primarily by declines in everyday core U.S. confection brands. There was no impact from foreign currency exchange rates.
Key U.S. Marketplace Metrics
For the second quarter of 2023, our total U.S. retail takeaway increased 2.2% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway increased 1.3% and experienced a CMG market share decline of 83 basis points.
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
Cost of Sales and Gross Margin
Cost of sales decreased 1.0% in the second quarter of 2023 compared to the same period of 2022. The decrease was driven by an incremental $2.3 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases, price realization and favorable supply chain productivity. These decreases were partially offset by higher logistics and labor costs.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 38

Gross margin increased by 340 basis points in the second quarter of 2023 compared to the same period of 2022. The increase was driven by favorable year-over-year mark-to-market impact from commodity derivative instruments, favorable price realization and favorable product mix. These increases were offset by higher logistics and labor costs.
SM&A Expenses
SM&A expenses increased $28.3 million, or 5.2%, in the second quarter of 2023 compared to the same period of 2022. Total advertising and related consumer marketing expenses increased 14.9% driven by increases across reportable segments. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 1.3% in the second quarter of 2023 driven by higher compensation costs and investments in capabilities and technology.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. In the second quarter of 2023, we recorded $0.3 million business realignment benefits related to the International Optimization Program. There were no business realignment costs in the second quarter of 2022 related to the International Optimization Program. This program is focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit was $560.7 million in the second quarter of 2023 compared to $456.5 million in the same period of 2022 predominantly due to higher gross profit, partially offset by higher SM&A expenses, as noted above. Operating profit margin increased to 22.5% in 2023 from 19.2% in 2022 driven by the same factors noted above that resulted in higher gross margin for the period.
Interest Expense, Net
Net interest expense was $3.3 million higher in the second quarter of 2023 compared to the same period of 2022. The increase was primarily due to higher rates on short-term debt balances in 2023 versus 2022, specifically related to outstanding commercial paper borrowings. The increase was partially offset by higher interest income.
Other (Income) Expense, Net
Other (income) expense, net was $84.5 million in the second quarter of 2023 versus net expense of $19.7 million in the second quarter of 2022. The increase in net expense was primarily due to higher write-downs on equity investments qualifying for tax credits in 2023 versus the second quarter of 2022 and higher non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.
Income Taxes and Effective Tax Rate
The effective income tax rate was 7.4% for the second quarter of 2023 compared with 21.8% for the second quarter of 2022. Relative to the 21% statutory rate, the 2023 effective tax rate was impacted by investment tax credits and employee share-based payments partially offset by state taxes and tax reserves. Relative to the 21% statutory rate, the 2022 effective tax rate was impacted by state taxes, partially offset by investment tax credits and the benefit of employee share-based payments.

Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $91.4 million, or 29.0%, while EPS-diluted increased $0.45, or 29.4%, in the second quarter of 2023 compared to the same period of 2022. The increase in both net income and EPS-diluted was driven primarily by higher gross profit and lower income taxes, partially offset by higher SM&A expenses and higher other income and expenses. Our 2023 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 39

Results of Operations - First Six Months 2023 vs. First Six Months 2022
Net Sales
Net sales increased 8.7% in the first six months of 2023 compared to the same period of 2022, reflecting a favorable price realization of 8.6% primarily due to higher list prices across our reportable segments and a volume increase of 0.2% driven by increases in everyday core brands within the North America Salty Snacks and International segments, partially offset by a decrease in everyday core U.S. brands. These increases were offset by an unfavorable impact from foreign currency exchange rates of 0.1%.
Cost of Sales and Gross Margin
Cost of sales increased 6.1% in the first six months of 2023 compared to the same period of 2022. The increase was driven by an incremental $59.1 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases, higher sales volume and higher supply chain costs, including higher logistics and labor costs. The increase was partially offset by favorable price realization and supply chain productivity.
Gross margin increased by 130 basis points in the first six months of 2023 compared to the same period of 2022. The increases were driven by favorable price realization and volume increases. The increase was partially offset by unfavorable year-over-year mark-to-market impact from commodity derivative instruments, higher supply chain inflation costs, including higher logistics and labor costs and unfavorable product mix.
SM&A Expenses
SM&A expenses increased $85.7 million, or 8.0%, in the first six months of 2023 compared to the same period of 2022. Total advertising and related consumer marketing expenses increased 11.6% driven by increased investment in core brands and sponsorships in the North America Confectionery segment.. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 6.4% in the first six months of 2023 driven by an increase in compensation costs, investments in capabilities and technology and broad-based marketplace inflation.
Business Realignment Activities
During the first six months of 2023, we recorded business realignment costs of $0.4 million versus $0.3 million in the first six months of 2022 related to the International Optimization Program. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 15.5% in the first six months of 2023 compared to the same period of 2022 predominantly due to higher gross profit, partially offset by higher SM&A expenses, as noted above. Operating profit margin was 24.8% in 2023 and 23.4% in 2022 driven by the same factors noted above that resulted in higher gross margin for the period.
Interest Expense, Net
Net interest expense was $7.8 million higher in the first six months of 2023 compared to the same period of 2022. The increase was primarily due to higher rates on short-term debt balances in 2023 versus 2022, specifically related to outstanding commercial paper borrowings. The increase was partially offset by higher interest income in 2023 compared to 2022.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 40

Other (Income) Expense, Net
Other (income) expense, net was $87.5 million in the first six months of 2023 versus expense of $30.1 million in the first six months of 2022. The increase in net expense was primarily due to higher write-downs on equity investments qualifying for tax credits in 2023 versus the first quarter of 2022 and higher non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 17.1% for the first six months of 2023 compared with 21.4% for the first six months of 2022. Relative to the 21% statutory rate, the 2023 effective tax rate was impacted by investment tax credits and employee share-based payments partially offset by state taxes and tax reserves. Relative to the 21% statutory rate, the 2022 effective tax rate was impacted by state taxes, tax reserves and unfavorable foreign rate differential, partially offset by investment tax credits and the benefit of employee share-based payments.
Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $145.1 million, or 17.1%, while EPS-diluted increased $0.73, or 17.8%, in the first six months of 2023 compared to the same period of 2022. The increase in both net income and EPS-diluted was driven primarily by higher gross profit and lower income taxes, partially offset by higher SM&A expenses and higher other income and expenses. Our 2023 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 41

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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
In millions of dollars
Net Sales:
North America Confectionery	$1,993.1	$1,909.1	$4,445.2	$4,126.2
North America Salty Snacks	272.4	256.3	542.4	482.4
International	224.8	207.2	490.3	430.2
Total	$2,490.3	$2,372.6	$5,477.9	$5,038.8

Segment Income:
North America Confectionery	$657.1	$618.9	$1,544.9	$1,400.7
North America Salty Snacks	43.8	37.4	90.5	58.7
International	41.1	30.7	96.2	72.7
Total segment income	742.0	687.0	1,731.6	1,532.1
Unallocated corporate expense (1)	186.6	188.9	363.7	339.1
Unallocated mark-to-market losses (gains) on commodity derivatives (2)	(6.8)	40.8	3.5	13.5
Costs associated with business realignment activities	1.5	0.7	3.8	2.0
Operating profit	560.7	456.6	1,360.6	1,177.5
Interest expense, net	36.7	33.4	74.3	66.6
Other (income) expense, net	84.5	19.7	87.5	30.1
Income before income taxes	$439.5	$403.5	$1,198.8	$1,080.8
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

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery results, which accounted for 80.0% and 80.5% of our net sales for the three months ended July 2, 2023 and July 3, 2022, respectively, were as follows:

	Three Months Ended			Six Months Ended
	July 2, 2023	July 3, 2022	Percent Change	July 2, 2023	July 3, 2022	Percent Change
In millions of dollars
Net sales	$1,993.1	$1,909.1	4.4%	$4,445.2	$4,126.2	7.7%
Segment income	657.1	618.9	6.2%	1,544.9	1,400.7	10.3%
Segment margin	33.0%	32.4%		34.8%	33.9%
Results of Operations - Second Quarter 2023 vs. Second Quarter 2022
Net sales of our North America Confectionery segment increased $84.0 million, or 4.4%, in the second quarter of 2023 compared to the same period of 2022, reflecting a favorable price realization of 8.4% primarily due to list price increases on certain products across our portfolio. This increase was partially offset by a volume decrease of 3.6% due to a decrease in everyday core U.S. confection brands, and an unfavorable impact from foreign currency exchange rates of 0.4%.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales for licensing and owned retail increased approximately 3.7% during the second quarter of 2023 compared to the same period of 2022.
Our North America Confectionery segment income increased $38.2 million, or 6.2%, in the second quarter of 2023 compared to the same period of 2022, primarily due to favorable price realization, partially offset by volume declines, higher supply chain inflation costs, including higher logistics and labor costs, as well as unfavorable product mix.
Results of Operations - First Six Months 2023 vs. First Six Months 2022
Net sales of our North America Confectionery segment increased $319.0 million or 7.7% in the first six months of 2023 compared to the same period of 2022, reflecting a favorable price realization of 8.9% due to list price increases on certain products across our portfolio. The increase was offset by a volume decrease of 0.8% primarily driven by a decrease in everyday core U.S. confection brands, and an unfavorable impact from foreign currency exchange rates of 0.4%.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales for licensing and owned retail increased approximately 23.2% during the first six months of 2023 compared to the same period of 2022.
Our North America Confectionery segment income increased $144.2 million or 10.3% in the first six months of 2023 compared to the same period of 2022, primarily due to favorable price realization, partially offset by volume declines, higher supply chain inflation costs, including higher logistics and labor costs, as well as unfavorable product mix.
North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks results, which accounted for 10.9% and 10.8% of our net sales for the three months ended July 2, 2023 and July 3, 2022, respectively, were as follows:

	Three Months Ended			Six Months Ended
	July 2, 2023	July 3, 2022	Percent Change	July 2, 2023	July 3, 2022	Percent Change
In millions of dollars
Net sales	$272.4	$256.3	6.3%	$542.4	$482.4	12.4%
Segment income	43.8	37.4	17.1%	90.5	58.7	54.2%
Segment margin	16.1%	14.6%		16.7%	12.2%
Results of Operations - Second Quarter 2023 vs. Second Quarter 2022
Net sales of our North America Salty Snacks segment increased $16.1 million, or 6.3%, in the second quarter of 2023 compared to the same period of 2022. This increase reflects a favorable price realization of 6.6%, due to list price increases on certain products across our portfolio, primarily SkinnyPop and Dot’s Homestyle Pretzels snacks, partially offset by a volume decrease of 0.3%.
Our North America Salty Snacks segment income increased $6.4 million, or 17.1%, in the second quarter of 2023 compared to the same period of 2022, primarily due to favorable price realization, volume increases on certain products, and favorable product mix, partially offset by increased advertising and related consumer marketing costs.
Results of Operations - First Six Months 2023 vs. First Six Months 2022
Net sales of our North America Salty Snacks segment increased $60 million, or 12.4%, in the first six months of 2023 compared to the same period of 2022, reflecting a favorable price realization of 8.6%, due to list price increases on certain products across our portfolio, and a volume increase of 3.8% primarily related to SkinnyPop and Dot’s Homestyle Pretzels snacks.
Our North America Salty Snacks segment income increased $31.8 million, or 54.2%, in the first six months of 2023 compared to the same period of 2022, due to favorable price realization, volume increases and favorable product mix, partially offset by increased advertising and related consumer marketing costs.
International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently, have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Latin America, as well as Europe, Asia, the Middle East and Africa (“AMEA”) and other regions. International results, which accounted for 9.0% and 8.7% of our net sales for the three months ended July 2, 2023 and July 3, 2022, respectively, were as follows:

	Three Months Ended			Six Months Ended
	July 2, 2023	July 3, 2022	Percent Change	July 2, 2023	July 3, 2022	Percent Change
In millions of dollars
Net sales	$224.8	$207.2	8.5%	$490.3	$430.2	14.0%
Segment income	41.1	30.7	34.0%	96.2	72.7	32.3%
Segment margin	18.3%	14.8%		19.6%	16.9%
Results of Operations - Second Quarter 2023 vs. Second Quarter 2022
Net sales of our International segment increased $17.6 million, or 8.5%, in the second quarter of 2023 compared to the same period of 2022, reflecting a favorable price realization of 3.4%, a volume increase of 2.8%, primarily attributable to solid marketplace growth across the segment, and a favorable impact from foreign currency exchange rates of 2.3%, primarily driven by Mexico. The net sales increase was primarily driven by Mexico and Brazil & Latin America (“LATAM”), where net sales increased by 22.6% and 12.7%, respectively.
Our International segment generated income of $41.1 million in the second quarter of 2023 compared to $30.7 million in the second quarter of 2022, driven primarily by favorable price realization, volume increases and favorable product mix, partially offset by supply chain costs.
Results of Operations - First Six Months 2023 vs. First Six Months 2022
Net sales of our International segment increased $60.1 million, or 14.0%, in the first six months of 2023 compared to the same period of 2022, reflecting a volume increase of 7.8%, primarily attributable to solid marketplace growth across the segment, a favorable price realization of 4.3% and a favorable impact from foreign currency exchange rates of 1.9%, primarily driven by Mexico. The net sales increase was primarily driven by LATAM and Mexico, where net sales increased by 25.8% and 20.3%, respectively.
Our International segment generated income of $96.2 million in the first six months of 2023 compared to $72.7 million in the first six months of 2022, driven primarily by favorable price realization, volume increases and favorable product mix, partially offset by supply chain costs.
Unallocated Corporate Expense
Unallocated corporate expense includes centrally-managed (a) corporate functional costs relating to legal, treasury, finance and human resources, (b) expenses associated with the oversight and administration of our global operations, including warehousing, distribution and manufacturing, information systems and global shared services, (c) non-cash stock-based compensation expense, (d) acquisition and integration-related costs and (e) other gains or losses that are not integral to segment performance.
In the second quarter of 2023, unallocated corporate expense totaled $186.6 million, as compared to $188.9 million in the second quarter of 2022. The decrease was primarily driven by a loss recognized in the prior year on the sale of non-operating assets, partially offset by an increase in acquisition and integration related costs, as well as investments in capabilities and technology and higher compensation costs.
In the first six months of 2023, unallocated corporate expense totaled $363.7 million, as compared to $339.1 million in the first six months of 2022. The increase is primarily driven by higher acquisition and integration related costs, as well as incremental investments in capabilities and technology and higher compensation costs, partially offset by a loss recognized in the prior year on the sale of non-operating assets.
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
At July 2, 2023, our cash and cash equivalents totaled $446.2 million, a decrease of $17.7 million compared to the 2022 year-end balance. We believe we have sufficient liquidity to satisfy our cash needs, including our new unsecured revolving credit facility which allows the Company to borrow up to $1.35 billion with the option to increase borrowings by an additional $500 million with the consent of the lenders. Additional details regarding the net uses of cash are outlined in the following discussion.
Approximately 85% of the balance of our cash and cash equivalents at July 2, 2023 was held by subsidiaries domiciled outside of the United States. A majority of this balance is distributable to the United States without material tax implications, such as withholding tax. We intend to continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Six Months Ended
In millions of dollars	July 2, 2023	July 3, 2022
Net cash provided by (used in):
Operating activities	$1,049.8	$1,113.8
Investing activities	(516.0)	(351.0)
Financing activities	(506.7)	(755.4)
Effect of exchange rate changes on cash and cash equivalents	(44.8)	3.1
Net change in cash and cash equivalents	$(17.7)	$10.5

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 42

Operating activities
We generated cash of $1,049.8 million from operating activities in the first six months of 2023, an decrease of $64.0 million compared to $1,113.8 million in the same period of 2022. This decrease in net cash provided by operating activities was mainly driven by the following factors:
•In the aggregate, select net working capital items, specifically, trade accounts receivable, inventory, accounts payable and accrued liabilities, consumed cash of $265.7 million in 2023, compared to $77.5 million in 2022. This $188.2 million fluctuation was mainly driven by the timing of vendor and supplier payments.
•Timing of income tax payments contributed to a decrease in operating cash of $3.7 million in 2023, compared to an increase of $51.9 million in 2022. This $55.6 million fluctuation was primarily due to the variance in actual tax expense for 2023 relative to the timing of quarterly estimated tax payments. We paid cash of $229.1 million for income taxes during 2023 compared to $172.9 million in the same period of 2022.
•The decrease in cash provided by operating activities was partially offset by the following net cash inflows:
◦Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, a write-down of equity investments and other charges) resulted in $167.0 million of higher cash flow in 2023 relative to 2022.
Investing activities
We used cash of $516.0 million for investing activities in the first six months of 2023, an increase of $165.0 million compared to $351.0 million in the same period of 2022. This increase in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, primarily to support our ERP system implementation, capacity expansion, innovation and cost savings, were $330.5 million in the first six months of 2023 compared to $241.0 million in the same period of 2022. Expenditures increased due to progress on capacity expansion projects and our ERP system implementation. We expect 2023 capital expenditures, including capitalized software, to approximate $800 million to $850 million. The increase in our 2023 capital expenditures is largely driven by our key strategic initiatives, including core confection capacity expansion and continued investments in a digital infrastructure including the build and upgrade of a new ERP system across the enterprise. We intend to use our existing cash and internally generated funds to meet our 2023 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We invested approximately $19.1 million in the first six months of 2023, compared to $116.2 million in the same period of 2022.
•Business Acquisition. In May 2023, we acquired Weaver for an initial cash purchase price of $165.8 million. Further details regarding our business acquisition activity is provided in Note 2 to the Unaudited Consolidated Financial Statements. In 2022, we had no acquisition activity.
•Other investing activities. In 2023 and 2022, our other investing activities were minimal.
Financing activities
We used cash of $506.7 million for financing activities in the first six months of 2023, a decrease of $248.7 million compared to $755.4 million in the same period of 2022. This decrease in net cash used in financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first six months of 2023, we generated cash of $170.0 million predominately through the issuance of short-term commercial paper, as well as an increase in short-term foreign bank borrowings. During the first six months of 2022, we used cash of $24.5 million to reduce a portion of our short-term commercial paper borrowings originally used to fund our 2021 acquisitions of Dot’s and Pretzels, partially offset by an increase in short-term foreign bank borrowings.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 43

•Long-term debt borrowings and repayments. During the first six months of 2023, we issued $350 million of 4.250% Notes due in May 2028 and $400 million of 4.500% Notes due in May 2033 (the “2023 Notes”). Proceeds from the issuance of the 2023 Notes, net of discounts and issuance costs, totaled $744,092. Additionally, in May 2023 we repaid $250 million of 2.625% Notes and $500 million of 3.375% Notes due upon their maturity During the first six months of 2022, long-term debt borrowings and repayments were minimal.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $413.5 million during the first six months of 2023, an increase of $52.5 million compared to $361.0 million in the same period of 2022. Details regarding our 2023 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	April 2, 2023	July 2, 2023
Dividends paid per share – Common stock	$1.036	$1.036
Dividends paid per share – Class B common stock	$0.942	$0.942
Total cash dividends paid	$207.4	$206.1
Declaration date	January 31, 2023	April 25, 2023
Record date	February 17, 2023	May 19, 2023
Payment date	March 15, 2023	June 15, 2023
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
In July 2018, our Board of Directors approved a $500 million share repurchase authorization. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. As a result of the February 2023 Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, the July 2018 share repurchase authorization was completed and as of July 2, 2023, approximately $370 million remained available for repurchases under our May 2021 share repurchase authorization. The share repurchase program does not have an expiration date. We expect 2023 share repurchases to be in line with our traditional buyback strategy.
•Proceeds from exercised stock options and employee tax withholding. During the first six months of 2023, we received $22.0 million from employee exercises of stock options and paid $33.0 million of employee taxes withheld from share-based awards. During the first six months of 2022, we received $21.8 million from employee exercises of stock options and paid $33.9 million of employee taxes withheld from share-based awards. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 44

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

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 45

•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations; and

•Such other matters as discussed in our 2022 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023 and this Quarterly Report on Form 10-Q, including Part II, Item 1A, ”Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The total amount of short-term debt, net of cash, amounted to net debt of $413.6 million and net debt of $230.0 million, at July 2, 2023 and December 31, 2022, respectively. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of July 2, 2023 would have changed interest expense by approximately $1.4 million for the first six months of 2023 and $4.5 million for 2022.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at July 2, 2023 and December 31, 2022 by approximately $199 million and $187 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $19.7 million as of July 2, 2023 and $18.4 million as of December 31, 2022, generally offset by a reduction in foreign exchange associated with our transactional activities.
Our open commodity derivative contracts had a notional value of $185.3 million as of July 2, 2023 and $243.0 million as of December 31, 2022. At the end of the second quarter of 2023, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $19.4 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2022 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 46

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 2, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2023.
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
There have been no changes in our internal control over financial reporting during the quarter ended July 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 47

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
There were no purchases of our Common Stock during the three months ended July 2, 2023.
During the three months ended July 2, 2023, no shares of Common Stock were purchased in open market transactions in connection with our standing authorization to buy back shares sufficient to offset those issued under incentive compensation plans, which authorization does not have a dollar or share limit and is not included in our share repurchase authorizations described in the following paragraph.
In May 2021, our Board of Directors approved a $500 million share repurchase authorization. As of July 2, 2023 approximately $370 million remains available for repurchase under the May 2021 share repurchase authorization. The share repurchase program does not have an expiration date.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 48

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Director and Executive Officer Trading
A portion of our directors’ and officers’ compensation is in the form of equity awards and, from time to time, they may engage in open-market transactions with respect to their Company securities for diversification or other personal reasons. All such transactions in Company securities by directors and officers must comply with the Company’s Insider Trading Policy, which requires that transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.
The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended July 2, 2023, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5–1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period.

Name and Title	Date of Adoption of 10b5-1 Plan	Duration of 10b5-1 Plan(1)	Aggregate Number of Securities to be Sold or Purchased
Jason R. Reiman Senior Vice President, Chief Supply Chain Officer	5/4/2023	12/29/2023	Sell 500 shares Exercise & sell 3,485 stock options Gift 289 shares
Kristin J. Riggs President, Salty Snacks	5/3/2023	5/1/2024	Gift 915 shares Sell 2,745 shares
Christopher M. Scalia Senior Vice President, Chief Human Resources Officer	5/26/2023	5/30/2024	Sell 4,091 shares
James Turoff Senior Vice President, General Counsel and Secretary	5/12/2023	8/31/2023	Gift 332 shares
Steven E. Voskuil Senior Vice President, Chief Financial Officer	5/23/2023	7/31/2024	Sell 18,000 shares

(1) The plan duration is until the date listed in this column or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 49

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005.
3.2
The Company's By-laws, as amended and restated as of February 21, 2017, are incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

4.1	Form of Global Note representing the Company’s 4.250% Notes due May 4, 2028, is incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 4, 2023.
4.2	Form of Global Note representing the Company’s 4.500% Notes due May 4, 2028, is incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 4, 2023.
10.1	Five Year Credit Agreement dated as of April 26, 2023, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 26, 2023.
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2023, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 50

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	July 27, 2023	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2023	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q2 2023 Form 10-Q | Page 51