Form 10-Q
period 2023-10-01
HERSHEY CO
filed 2023-10-26
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
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
Common Stock, one dollar par value—149,884,670 shares, as of October 20, 2023.
Class B Common Stock, one dollar par value—54,613,514 shares, as of October 20, 2023.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended October 1, 2023

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net sales	$3,029,987	$2,728,153	$8,507,881	$7,766,956
Cost of sales	1,669,734	1,619,653	4,633,207	4,412,977
Gross profit	1,360,253	1,108,500	3,874,674	3,353,979
Selling, marketing and administrative expense	624,304	551,880	1,777,695	1,619,564
Business realignment costs	—	—	441	274
Operating profit	735,949	556,620	2,096,538	1,734,141
Interest expense, net	39,755	35,378	114,101	101,970
Other (income) expense, net	42,781	48,157	130,248	78,222
Income before income taxes	653,413	473,085	1,852,189	1,553,949
Provision for income taxes	134,836	73,598	339,444	305,428
Net income	$518,577	$399,487	$1,512,745	$1,248,521

Net income per share—basic:
Common stock	$2.60	$2.00	$7.56	$6.23
Class B common stock	$2.36	$1.82	$6.93	$5.67

Net income per share—diluted:
Common stock	$2.52	$1.94	$7.36	$6.04
Class B common stock	$2.36	$1.81	$6.91	$5.65

Dividends paid per share:
Common stock	$1.192	$1.036	$3.264	$2.838
Class B common stock	$1.083	$0.942	$2.967	$2.580

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended						For the Nine Months Ended
	October 1, 2023			October 2, 2022			October 1, 2023			October 2, 2022
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$518,577			$399,487			$1,512,745			$1,248,521
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$(12,461)	$—	(12,461)	$(13,511)	$—	(13,511)	$8,875	$—	8,875	$(15,851)	$—	(15,851)
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and service cost	(35,109)	8,417	(26,692)	(27,909)	6,704	(21,205)	(34,185)	8,239	(25,946)	(66,720)	13,895	(52,825)
Reclassification to earnings	5,174	(1,242)	3,932	6,904	(1,657)	5,247	16,062	(3,855)	12,207	20,345	(4,883)	15,462
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	2,945	(1,365)	1,580	891	(706)	185	(538)	(3,096)	(3,634)	245	(1,343)	(1,098)
Reclassification to earnings	4,198	(163)	4,035	2,258	(643)	1,615	13,451	(3,267)	10,184	9,143	(1,666)	7,477
Total other comprehensive income (loss), net of tax	$(35,253)	$5,647	(29,606)	$(31,367)	$3,698	(27,669)	$3,665	$(1,979)	1,686	$(52,838)	$6,003	(46,835)
Comprehensive income			$488,971			$371,818			$1,514,431			$1,201,686

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 1, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$471,252	$463,889
Accounts receivable—trade, net	1,127,728	711,203
Inventories	1,347,820	1,173,119
Prepaid expenses and other	243,617	272,195
Total current assets	3,190,417	2,620,406
Property, plant and equipment, net	3,156,064	2,769,702
Goodwill	2,693,182	2,606,956
Other intangibles	1,907,371	1,966,269
Other non-current assets	950,395	944,989
Deferred income taxes	38,242	40,498
Total assets	$11,935,671	$10,948,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,085,016	$970,558
Accrued liabilities	968,926	832,518
Accrued income taxes	54,864	6,710
Short-term debt	819,880	693,790
Current portion of long-term debt	7,791	753,578
Total current liabilities	2,936,477	3,257,154
Long-term debt	4,086,087	3,343,977
Other long-term liabilities	641,801	719,742
Deferred income taxes	303,666	328,403
Total liabilities	7,968,031	7,649,276

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2023 and 2022	—	—
Common stock, shares issued: 166,938,702 at October 1, 2023 and 163,439,248 at December 31, 2022	166,939	163,439
Class B common stock, shares issued: 54,613,514 at October 1, 2023 and 58,113,777 at December 31, 2022	54,614	58,114
Additional paid-in capital	1,321,533	1,296,572
Retained earnings	4,451,463	3,589,781
Treasury—common stock shares, at cost: 17,063,009 at October 1, 2023 and 16,588,308 at December 31, 2022	(1,776,262)	(1,556,029)
Accumulated other comprehensive loss	(250,647)	(252,333)
Total stockholders’ equity	3,967,640	3,299,544
Total liabilities and stockholders’ equity	$11,935,671	$10,948,820

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 1, 2023	October 2, 2022
Operating Activities
Net income	$1,512,745	$1,248,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303,096	279,082
Stock-based compensation expense	56,351	50,640
Deferred income taxes	(16,539)	(9,751)
Write-down of equity investments	115,418	70,754
Other	75,677	92,632
Changes in assets and liabilities, net of business acquisition:
Accounts receivable—trade, net	(409,688)	(259,064)
Inventories	(168,110)	(201,425)
Prepaid expenses and other current assets	(12,937)	(40,565)
Accounts payable and accrued liabilities	128,178	248,230
Accrued income taxes	83,227	124,965
Contributions to pension and other benefit plans	(21,073)	(16,639)
Other assets and liabilities	(80,804)	(27,186)
Net cash provided by operating activities	1,565,541	1,560,194
Investing Activities
Capital additions (including software)	(548,600)	(359,993)
Equity investments in tax credit qualifying partnerships	(18,132)	(159,713)
Business acquisitions, net of cash and cash equivalents acquired	(165,818)	—
Other investing activities	(2,993)	9,730
Net cash used in investing activities	(735,543)	(509,976)
Financing Activities
Net increase (decrease) in short-term debt	126,090	(145,552)
Long-term borrowings, net of debt issuance costs	744,092	—
Repayment of long-term debt and finance leases	(753,545)	(3,321)
Cash dividends paid	(651,266)	(567,989)
Repurchase of common stock	(239,910)	(355,271)
Proceeds from exercised stock options	24,254	30,824
Taxes withheld and paid on employee stock awards	(34,080)	(34,722)
Net cash used in financing activities	(784,365)	(1,076,031)
Effect of exchange rate changes on cash and cash equivalents	(38,270)	24,288
Net increase (decrease) in cash and cash equivalents	7,363	(1,525)
Cash and cash equivalents, beginning of period	463,889	329,266
Cash and cash equivalents, end of period	$471,252	$327,741
Supplemental Disclosure
Interest paid	$111,678	$90,787
Income taxes paid	264,497	190,724

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 5

HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended October 1, 2023 and October 2, 2022
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, July 2, 2023	$—	$166,939	$54,614	$1,301,247	$4,171,010	$(1,777,984)	$(221,041)	$3,694,785
Net income					518,577			518,577
Other comprehensive loss							(29,606)	(29,606)
Dividends (including dividend equivalents):
Common Stock, $1.192 per share					(178,978)			(178,978)
Class B Common Stock, $1.083 per share					(59,146)			(59,146)
Conversion of Class B Common Stock into Common Stock		—	—					—
Stock-based compensation				20,884				20,884
Exercise of stock options and incentive-based transactions				(598)		1,705		1,107
Repurchase of common stock (including excise tax)						17		17
Balance, October 1, 2023	$—	$166,939	$54,614	$1,321,533	$4,451,463	$(1,776,262)	$(250,647)	$3,967,640

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, July 3, 2022	$—	$163,439	$58,114	$1,258,091	$3,208,598	$(1,528,121)	$(268,381)	$2,891,740
Net income					399,487			399,487
Other comprehensive loss							(27,669)	(27,669)
Dividends (including dividend equivalents):
Common Stock, $1.036 per share					(152,144)			(152,144)
Class B Common Stock, $0.942 per share					(54,743)			(54,743)
Stock-based compensation				18,132				18,132
Exercise of stock options and incentive-based transactions				4,239		4,038		8,277
Balance, October 2, 2022	$—	$163,439	$58,114	$1,280,462	$3,401,198	$(1,524,083)	$(296,050)	$3,083,080

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 6

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended October 1, 2023 and October 2, 2022
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2022	$—	$163,439	$58,114	$1,296,572	$3,589,781	$(1,556,029)	$(252,333)	$3,299,544
Net income					1,512,745			1,512,745
Other comprehensive income							1,686	1,686
Dividends (including dividend equivalents):
Common Stock, $3.264 per share					(484,314)			(484,314)
Class B Common Stock, $2.967 per share					(166,749)			(166,749)
Conversion of Class B Common Stock into Common Stock		3,500	(3,500)					—
Stock-based compensation				56,644				56,644
Exercise of stock options and incentive-based transactions				(31,683)		21,858		(9,825)
Repurchase of common stock (including excise tax)						(242,091)		(242,091)
Balance, October 1, 2023	$—	$166,939	$54,614	$1,321,533	$4,451,463	$(1,776,262)	$(250,647)	$3,967,640

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2021	$—	$160,939	$60,614	$1,260,331	$2,719,936	$(1,195,376)	$(249,215)	$2,757,229
Net income					1,248,521			1,248,521
Other comprehensive loss							(46,835)	(46,835)
Dividends (including dividend equivalents):
Common Stock, $2.838 per share					(414,869)			(414,869)
Class B Common Stock, $2.58 per share					(152,390)			(152,390)
Conversion of Class B Common Stock into Common Stock		2,500	(2,500)					—
Stock-based compensation				50,592				50,592
Exercise of stock options and incentive-based transactions				(30,461)		26,564		(3,897)
Repurchase of common stock						(355,271)		(355,271)
Balance, October 2, 2022	$—	$163,439	$58,114	$1,280,462	$3,401,198	$(1,524,083)	$(296,050)	$3,083,080

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 7

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
Operating results for the quarter ended October 1, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 8

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
The acquisition has been accounted for as a business combination and, accordingly, Pretzels has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 9

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Goodwill	$166,191
Other intangible assets	26,100
Current assets acquired	30,835
Property, plant and equipment, net	100,716
Other non-current assets, primarily operating lease ROU assets	111,787
Deferred income taxes	773
Current liabilities acquired	(22,713)
Other long-term liabilities, primarily operating lease liabilities	(109,355)
Net assets acquired	$304,334
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
The acquisition has been accounted for as a business combination and, accordingly, Dot’s has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 10

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Goodwill	$284,427
Other intangible assets	543,100
Current assets acquired	51,121
Property, plant and equipment, net	40,266
Other non-current assets	2,201
Other liabilities assumed, primarily current liabilities	(29,946)
Net assets acquired	$891,169
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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the nine months ended October 1, 2023 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Balance at December 31, 2022	$2,018,430	$571,771	$16,755	$2,606,956
Acquired during the period (see Note 2)	—	85,231	—	85,231
Foreign currency translation	(154)	—	1,149	995
Balance at October 1, 2023	$2,018,276	$657,002	$17,904	$2,693,182

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	October 1, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,701,863	$(227,276)	$1,701,932	$(190,045)
Customer-related	513,142	(115,697)	513,188	(93,495)
Patents	8,041	(8,041)	8,053	(8,053)
Total	2,223,046	(351,014)	2,223,173	(291,593)

Intangible assets not subject to amortization:
Trademarks	35,339		34,689
Total other intangible assets	$1,907,371		$1,966,269
Total amortization expense for the three months ended October 1, 2023 and October 2, 2022 was $19,882 and $19,909, respectively. Total amortization expense for the nine months ended October 1, 2023 and October 2, 2022 was $59,620 and $59,827, respectively.
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.35 billion unsecured revolving credit facility with the option to increase borrowings by an additional $500 million with the consent of the lenders. The credit facility is scheduled to expire on April 26, 2028; however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent.
The credit agreements governing the credit facility contain certain financial and other covenants, customary representations, warranties and events of default. As of October 1, 2023, we were in compliance with all covenants pertaining to the credit facility, and we had no significant compensating balance agreements that legally restricted access to these funds. For more information, refer to the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K.

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	October 1, 2023	December 31, 2022
Short-term foreign bank borrowings against lines of credit	$181,988	$135,555
U.S. commercial paper	637,892	558,235
Total short-term debt	$819,880	$693,790
Weighted average interest rate on outstanding commercial paper	5.4%	4.3%

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 12

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	October 1, 2023	December 31, 2022
2.625% Notes (1)	May 1, 2023	—	250,000
3.375% Notes (1)	May 15, 2023	—	500,000
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
4.250% Notes (2)	May 4, 2028	350,000	—
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes	June 1, 2030	350,000	350,000
4.500% Notes (2)	May 4, 2033	400,000	—
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		72,696	73,479
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(22,457)	(19,563)
Total long-term debt		4,093,878	4,097,555
Less—current portion		7,791	753,578
Long-term portion		$4,086,087	$3,343,977
(1) In May 2023, we repaid $250,000 of 2.625% Notes and $500,000 of 3.375% Notes due upon their maturity.
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
Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Interest expense	$45,776	$38,520	$132,175	$109,526
Capitalized interest	(3,932)	(2,487)	(10,720)	(6,155)
Interest expense	41,844	36,033	121,455	103,371
Interest income	(2,089)	(655)	(7,354)	(1,401)
Interest expense, net	$39,755	$35,378	$114,101	$101,970

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 13

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

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $155,320 as of October 1, 2023 and $243,009 as of December 31, 2022.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $76,824 at October 1, 2023 and $59,448 at December 31, 2022. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $19,172 at October 1, 2023 and $1,843 at December 31, 2022. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at October 1, 2023 and December 31, 2022 was $23,641 and $18,803, respectively.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 14

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of October 1, 2023 and December 31, 2022:

	October 1, 2023		December 31, 2022
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$3,080	$3,022	$3,921	$261

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	874	3,861	685	662
Deferred compensation derivatives	1,776	—	1,222	—
Foreign exchange contracts	116	59	246	—
	2,766	3,920	2,153	662
Total	$5,846	$6,942	$6,074	$923

(1)Derivative assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of October 1, 2023, amounts reflected on a net basis in liabilities were assets of $36,052 and liabilities of $36,023, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2022 were assets of $25,308 and liabilities of $25,296. At October 1, 2023 and December 31, 2022, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended October 1, 2023 and October 2, 2022 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2023	2022	2023	2022	2023	2022
Commodities futures and options	$17,103	$(14,044)	$—	$—	$—	$—
Foreign exchange contracts	(583)	(39)	2,945	891	(1,924)	421
Interest rate swap agreements	—	—	—	—	(2,274)	(2,679)
Deferred compensation derivatives	(1,103)	(1,098)	—	—	—	—
Total	$15,417	$(15,181)	$2,945	$891	$(4,198)	$(2,258)

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended October 1, 2023 and October 2, 2022 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2023	2022	2023	2022	2023	2022
Commodities futures and options	$52	$28,027	$—	$—	$—	$—
Foreign exchange contracts	359	(173)	(3,711)	245	(196)	(956)
Interest rate swap agreements	—	—	3,173	—	(13,255)	(8,187)
Deferred compensation derivatives	1,776	(6,142)	—	—	—	—
Total	$2,187	$21,712	$(538)	$245	$(13,451)	$(9,143)

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
The amount of pre-tax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $17,930 as of October 1, 2023. This amount is primarily associated with interest rate swap agreements.
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

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of October 1, 2023 and December 31, 2022:

	Assets / Liabilities
	Level 1	Level 2	Level 3	Total
October 1, 2023:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$1,390	$—	$1,390
Deferred compensation derivatives (2)	$—	$1,103	$—	$1,103
Commodities futures and options (3)	$874	$—	$—	$874
Liabilities:
Foreign exchange contracts (1)	$—	$5,561	$—	$5,561
Commodities futures and options (3)	$3,861	$—	$—	$3,861
December 31, 2022:
Assets:
Foreign exchange contracts (1)	$—	$4,167	$—	$4,167
Deferred compensation derivatives (2)	$—	$1,222	$—	$1,222
Commodities futures and options (3)	$685	$—	$—	$685
Liabilities:
Foreign exchange contracts (1)	$—	$261	$—	$261
Commodities futures and options (3)	$662	$—	$—	$662
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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of October 1, 2023 and December 31, 2022 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	October 1, 2023	December 31, 2022	October 1, 2023	December 31, 2022
Current portion of long-term debt	$7,791	$749,345	$7,791	$753,578
Long-term debt	3,499,711	2,854,165	4,086,087	3,343,977
Total	$3,507,502	$3,603,510	$4,093,878	$4,097,555

Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 17

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

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 18

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of lease expense for the three months ended October 1, 2023 and October 2, 2022 were as follows:

		Three Months Ended
Lease expense	Classification	October 1, 2023	October 2, 2022
Operating lease cost	Cost of sales or SM&A (1)	$12,101	$11,812
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	1,849	1,539
Interest on lease liabilities	Interest expense, net	1,095	1,030
Net lease cost (2)		$15,045	$14,381
The components of lease expense for the nine months ended October 1, 2023 and October 2, 2022 were as follows:

		Nine Months Ended
Lease expense	Classification	October 1, 2023	October 2, 2022
Operating lease cost	Cost of sales or SM&A (1)	$36,464	$37,309
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	5,545	4,989
Interest on lease liabilities	Interest expense, net	3,287	3,083
Net lease cost (2)		$45,296	$45,381
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.
Information regarding our lease terms and discount rates were as follows:

	October 1, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	14.5	15.0
Finance leases	27.3	27.7

Weighted-average discount rate
Operating leases	3.5%	3.2%
Finance leases	6.2%	6.1%

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	October 1, 2023	December 31, 2022
Assets
Operating lease ROU assets	Other non-current assets	$315,524	$326,472

Finance lease ROU assets, at cost	Property, plant and equipment, gross	86,129	86,703
Accumulated amortization	Accumulated depreciation	(18,570)	(14,543)
Finance lease ROU assets, net	Property, plant and equipment, net	67,559	72,160

Total leased assets		$383,083	$398,632

Liabilities
Current
Operating	Accrued liabilities	$34,320	$31,787
Finance	Current portion of long-term debt	4,659	4,285
Non-current
Operating	Other long-term liabilities	283,967	294,849
Finance	Long-term debt	68,037	69,194
Total lease liabilities		$390,983	$400,115

The maturity of our lease liabilities as of October 1, 2023 were as follows:

	Operating leases	Finance leases	Total
2023 (rest of year)	$11,317	$2,300	$13,617
2024	44,184	8,515	52,699
2025	30,800	6,471	37,271
2026	26,212	4,257	30,469
2027	25,653	4,065	29,718
Thereafter	267,948	142,022	409,970
Total lease payments	406,114	167,630	573,744
Less: Imputed interest	87,827	94,934	182,761
Total lease liabilities	$318,287	$72,696	$390,983

Supplemental cash flow and other information related to leases were as follows:

	Nine Months Ended
	October 1, 2023	October 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,872	$34,528
Operating cash flows from finance leases	3,287	3,083
Financing cash flows from finance leases	3,540	3,336

ROU assets obtained in exchange for lease liabilities:
Operating leases	$16,857	$6,629
Finance leases	993	4,192

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 20

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

Both equity and cost method investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates were $126,325 and $133,029 as of October 1, 2023 and December 31, 2022, respectively.
9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Cost of sales	$(506)	$(1)	$527	$3
Selling, marketing and administrative expense	80	394	2,472	2,096
Business realignment costs	—	—	441	274
(Benefits) costs associated with business realignment activities	$(426)	$393	$3,440	$2,373
Costs recorded by program during the three and nine months ended October 1, 2023 and October 2, 2022 related to these activities were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
International Optimization Program:
Severance and employee benefit costs	$—	$2	$441	$287
Other program costs	(426)	391	2,999	2,086
Total	$(426)	$393	$3,440	$2,373
Amounts classified as liabilities qualifying as exit and disposal costs primarily represent employee-related and certain third-party service provider charges, however, such amounts at October 1, 2023 are not significant.
2020 International Optimization Program
In the fourth quarter of 2020, we commenced a program (“International Optimization Program”) to streamline resources and investments in select international markets, including the optimization of our China operating model that will improve our operational efficiency and provide for a strong, sustainable and simplified base going forward.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 21

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The International Optimization Program was originally expected to total pre-tax costs of $50,000 to $75,000, with cash costs in the range of $40,000 to $65,000, primarily related to workforce reductions of approximately 350 positions outside of the United States, costs to consolidate and relocate production, and third-party costs incurred to execute these activities. The costs and related benefits of the International Optimization Program relate to the International segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs. This program was completed in 2023.
For the nine months ended October 1, 2023 and October 2, 2022, we recognized total costs associated with the International Optimization Program of $3,440 and $2,373, respectively. These charges predominantly included third-party charges in support of our initiative to transform our China operating model, as well as severance and employee benefit costs. Since inception, we have incurred pre-tax charges to execute the program totaling $53,799.
10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the nine months ended October 1, 2023 and October 2, 2022 were 18.3% and 19.7%, respectively. Relative to the statutory rate, the 2023 effective tax rate was primarily impacted by investment tax credits and employee share-based payments partially offset by state taxes and tax reserves.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Mexico, Canada and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $24,628 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA enacted a 15% corporate minimum tax on certain corporations and an excise tax on share repurchases after December 31, 2022, and created and extended certain energy-related tax credits and incentives. For the nine months ended October 1, 2023, the tax-related provisions of the IRA did not have a material impact on our consolidated financial statements, including our annual effective tax rate, or on our liquidity.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 22

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended October 1, 2023 and October 2, 2022 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Service cost	$3,747	$4,028	$57	$80
Interest cost	10,259	8,810	1,794	1,154
Expected return on plan assets	(12,275)	(11,973)	—	—
Amortization of prior service credit	(1,414)	(1,413)	(13)	—
Amortization of net loss (gain)	4,974	4,563	(242)	26
Settlement loss	943	3,728	926	—
Total net periodic benefit cost	$6,234	$7,743	$2,522	$1,260
We made contributions of $987 and $5,314 to the pension plans and other benefits plans, respectively, during the third quarter of 2023. In the third quarter of 2022, we made contributions of $824 and $1,484 to our pension plans and other benefit plans, respectively. The contributions in 2023 and 2022 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The components of net periodic benefit cost for the nine months ended October 1, 2023 and October 2, 2022 were as follows:

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Service cost	$11,269	$13,639	$166	$238
Interest cost	30,819	20,438	5,984	3,467
Expected return on plan assets	(37,041)	(36,788)	—	—
Amortization of prior service credit	(4,243)	(4,238)	(13)	—
Amortization of net loss	14,961	10,402	(901)	77
Settlement loss	5,332	14,104	926	—
Total net periodic benefit cost	$21,097	$17,557	$6,162	$3,782
We made contributions of $4,849 and $16,224 to the pension plans and other benefits plans, respectively, during the first nine months of 2023. In the first nine months of 2022, we made contributions of $4,580 and $12,059 to our pension plans and other benefit plans, respectively. The contributions in 2023 and 2022 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 23

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).
During the first nine months of 2023, we recognized pension settlement charges in our hourly retirement plan due to lump sum withdrawals by employees retiring or leaving the Company. The non-cash settlement charges, which represent the acceleration of a portion of the respective plan’s accumulated unrecognized actuarial loss, were triggered when the cumulative lump sum distributions exceeded the plan’s anticipated annual service and interest costs. In connection with the third quarter 2023 settlements, the related plan assets and liabilities were remeasured using a discount rate as of the remeasurement date that was 53 basis points higher than the rate as of December 31, 2022 and an expected rate of return on plan assets of 6.3%, which was consistent with the rate as of December 31, 2022.
Annuitization of Other Post Employment Benefits
On August 21, 2023, the Hershey Employee Benefits Committee approved the purchase of an irrevocable group annuity contract with an insurance company for eligible retirees of The Hershey Company Retiree Medical and Life Insurance Plan to cover their medical benefits. On August 31, 2023, we paid $88,689 for the irrevocable group annuity contract. As a result of this transaction, we remeasured the projected benefit obligation and recognized a $926 non-cash pre-tax settlement charge during the quarter ended October 1, 2023.
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

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 24

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Pre-tax compensation expense	$20,511	$18,079	$56,351	$50,640
Related income tax benefit	4,173	2,990	10,481	9,925
Compensation expenses for stock compensation plans are primarily included in SM&A expense. As of October 1, 2023, total stock-based compensation expense related to non-vested awards not yet recognized was $94,733 and the weighted-average period over which this amount is expected to be recognized was approximately 1.9 years.
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

A summary of activity relating to grants of stock options for the period ended October 1, 2023 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	976,634	$104.36	3.8 years
Granted	5,215	$240.90
Exercised	(238,117)	$103.17
Outstanding as of October 1, 2023	743,732	$105.70	3.5 years	$70,417
Options exercisable as of October 1, 2023	717,677	$103.21	3.3 years	$69,525

The weighted-average fair value of options granted was $57.65 and $37.28 per share for the periods ended October 1, 2023 and October 2, 2022, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Nine Months Ended
	October 1, 2023	October 2, 2022
Dividend yields	1.7%	1.9%
Expected volatility	20.9%	21.1%
Risk-free interest rates	4.1%	1.9%
Expected term in years	6.3	6.3
The total intrinsic value of options exercised was $34,060 and $36,362 for the periods ended October 1, 2023 and October 2, 2022, respectively.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 25

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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the nine months ended October 1, 2023 and October 2, 2022 can range from 0% to 250% of the targeted amounts.
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
During the nine months ended October 1, 2023 and October 2, 2022, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.
We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight- line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended October 1, 2023 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,141,679	$181.91
Granted	293,256	$249.46
Performance assumption change (1)	43,898	$224.47
Vested	(429,751)	$172.42
Forfeited	(21,345)	$204.92
Outstanding as of October 1, 2023	1,027,737	$206.49
(1)Reflects the net number of PSUs above and below target levels based on the performance metrics.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 26

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

	Nine Months Ended
	October 1, 2023	October 2, 2022
Units granted	293,256	305,109
Weighted-average fair value at date of grant	$249.46	$211.29
Monte Carlo simulation assumptions:
Estimated values	$118.90	$100.41
Dividend yields	1.7%	1.8%
Expected volatility	19.2%	25.3%

The fair value of shares vested totaled $103,600 and $103,081 for the periods ended October 1, 2023 and October 2, 2022, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 261,654 units as of October 1, 2023. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 27

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

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net sales:
North America Confectionery	$2,457,647	$2,235,550	$6,902,891	$6,361,695
North America Salty Snacks	345,182	275,024	887,532	757,443
International	227,158	217,579	717,458	647,818
Total	$3,029,987	$2,728,153	$8,507,881	$7,766,956

Segment income:
North America Confectionery	$847,469	$706,815	$2,392,397	$2,107,564
North America Salty Snacks	57,389	44,516	147,934	103,250
International	31,688	35,379	127,838	108,058
Total segment income	936,546	786,710	2,668,169	2,318,872
Unallocated corporate expense (1)	199,270	179,632	562,974	518,834
Unallocated mark-to-market losses on commodity derivatives	1,753	50,065	5,217	63,524
(Benefits) costs associated with business realignment activities (see Note 9)	(426)	393	3,440	2,373
Operating profit	735,949	556,620	2,096,538	1,734,141
Interest expense, net (see Note 4)	39,755	35,378	114,101	101,970
Other (income) expense, net (see Note 17)	42,781	48,157	130,248	78,222
Income before income taxes	$653,413	$473,085	$1,852,189	$1,553,949
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

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in income	$(17,103)	$14,044	$(52)	$(28,027)
Net gains on commodity derivative positions reclassified from unallocated to segment income	18,856	36,021	5,269	91,551
Net losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$1,753	$50,065	$5,217	$63,524
As of October 1, 2023, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $3,515. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax gains on commodity derivatives of $1,502 to segment operating results in the next twelve months.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 29

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
North America Confectionery	$59,921	$56,678	$176,604	$170,025
North America Salty Snacks	19,779	17,444	55,622	51,106
International	5,919	5,929	17,597	17,510
Corporate	17,690	14,149	53,273	40,441
Total	$103,309	$94,200	$303,096	$279,082

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net sales:
United States	$2,683,348	$2,392,590	$7,459,710	$6,793,283
All other countries	346,639	335,563	1,048,171	973,673
Total	$3,029,987	$2,728,153	$8,507,881	$7,766,956
14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Nine Months Ended October 1, 2023
	Shares	Dollars
		In thousands
Milton Hershey School Trust repurchase	1,000,000	$239,910
Shares issued for stock options and incentive compensation	(525,299)	(21,858)
Total net share repurchases	474,701	218,052
Excise tax associated with net share repurchases (1)	—	2,181
Net change	474,701	$220,233
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
In July 2018, our Board of Directors approved a $500 million share repurchase authorization to repurchase shares of our Common Stock. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. As a result of the February 2023 Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, the July 2018 share repurchase authorization was completed and as of October 1, 2023, approximately $370 million remains available for repurchases under our May 2021 share repurchase authorization. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 30

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

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 31

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

	Three Months Ended
	October 1, 2023		October 2, 2022
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$178,573	$59,146	$152,262	$54,743
Allocation of undistributed earnings	211,085	69,773	141,630	50,852
Total earnings—basic	$389,658	$128,919	$293,892	$105,595

Denominator (shares in thousands):
Total weighted-average shares—basic	150,116	54,614	147,169	58,114

Earnings Per Share—basic	$2.60	$2.36	$2.00	$1.82

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$389,658	$128,919	$293,892	$105,595
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	128,919	—	105,595	—
Reallocation of undistributed earnings	—	(264)	—	(251)
Total earnings—diluted	$518,577	$128,655	$399,487	$105,344

Denominator (shares in thousands):
Number of shares used in basic computation	150,116	54,614	147,169	58,114
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	54,614	—	58,114	—
Employee stock options	400	—	561	—
Performance and restricted stock units	358	—	430	—
Total weighted-average shares—diluted	205,488	54,614	206,274	58,114

Earnings Per Share—diluted	$2.52	$2.36	$1.94	$1.81
The earnings per share calculations for the three months ended October 1, 2023 and October 2, 2022 excluded 8 and 4 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 32

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Nine Months Ended
	October 1, 2023		October 2, 2022
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$484,517	$166,749	$415,599	$152,390
Allocation of undistributed earnings	644,062	217,417	498,070	182,462
Total earnings—basic	$1,128,579	$384,166	$913,669	$334,852

Denominator (shares in thousands):
Total weighted-average shares—basic	149,307	55,447	146,557	59,058

Earnings Per Share—basic	$7.56	$6.93	$6.23	$5.67

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$1,128,579	$384,166	$913,669	$334,852
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	384,166	—	334,852	—
Reallocation of undistributed earnings	—	(931)	—	(954)
Total earnings—diluted	$1,512,745	$383,235	$1,248,521	$333,898

Denominator (shares in thousands):
Number of shares used in basic computation	149,307	55,447	146,557	59,058
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	55,447	—	59,058	—
Employee stock options	457	—	582	—
Performance and restricted stock units	402	—	470	—
Total weighted-average shares—diluted	205,613	55,447	206,667	59,058

Earnings Per Share—diluted	$7.36	$6.91	$6.04	$5.65
The earnings per share calculations for the nine months ended October 1, 2023 and October 2, 2022 excluded 12 and 4 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 33

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$38,058	$43,314	$115,418	$70,754
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	4,952	4,895	15,824	7,462
Other (income) expense, net	(229)	(52)	(994)	6
Total	$42,781	$48,157	$130,248	$78,222

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
A summary of material related party transactions with Hershey Trust Company and/or its affiliates for the nine months ended October 1, 2023 and October 2, 2022 is as follows:
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

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 34

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain asset accounts included within our Consolidated Balance Sheets are as follows:

	October 1, 2023	December 31, 2022
Inventories:
Raw materials	$469,455	$372,612
Goods in process	184,397	137,298
Finished goods	969,620	855,217
Inventories at First In First Out	1,623,472	1,365,127
Adjustment to Last In First Out	(275,652)	(192,008)
Total inventories	$1,347,820	$1,173,119

Prepaid expenses and other:
Prepaid expenses	$133,265	$143,888
Other current assets	110,352	128,307
Total prepaid expenses and other	$243,617	$272,195

Property, plant and equipment:
Land	$159,701	$155,963
Buildings	1,618,136	1,545,053
Machinery and equipment	3,836,925	3,592,251
Construction in progress	618,631	416,220
Property, plant and equipment, gross	6,233,393	5,709,487
Accumulated depreciation	(3,077,329)	(2,939,785)
Property, plant and equipment, net	$3,156,064	$2,769,702

Other non-current assets:
Pension	$42,754	$53,495
Capitalized software, net	345,198	320,034
Operating lease ROU assets	315,524	326,472
Investments in unconsolidated affiliates	126,325	133,029
Other non-current assets	120,594	111,959
Total other non-current assets	$950,395	$944,989

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 35

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of certain liability and stockholders’ equity accounts included within our Consolidated Balance Sheets are as follows:
	October 1, 2023	December 31, 2022
Accounts payable:
Accounts payable—trade	$675,389	$636,472
Supplier finance program obligations	149,533	105,293
Other	260,094	228,793
Total accounts payable	$1,085,016	$970,558

Accrued liabilities:
Payroll, compensation and benefits	$245,975	$293,865
Advertising, promotion and product allowances	384,872	337,024
Operating lease liabilities	34,320	31,787
Other	303,759	169,842
Total accrued liabilities	$968,926	$832,518

Other long-term liabilities:
Post-retirement benefits liabilities	$77,995	$147,174
Pension benefits liabilities	27,515	27,696
Operating lease liabilities	283,967	294,849
Other	252,324	250,023
Total other long-term liabilities	$641,801	$719,742

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(101,489)	$(110,364)
Pension and post-retirement benefit plans, net of tax	(131,993)	(118,254)
Cash flow hedges, net of tax	(17,165)	(23,715)
Total accumulated other comprehensive loss	$(250,647)	$(252,333)

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 36

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

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 37

TRENDS AFFECTING OUR BUSINESS
During the first nine months of 2023, the rate of inflation has slowed and consumer behaviors have shifted, as negative macroeconomic conditions and future outlook, including fears of a pending recession, have negatively impacted consumer behaviors. Net sales and net income increased during the nine months ended October 1, 2023; however, this was primarily driven by price realization and minimal volume increases. Additionally, we continued to experience corresponding incremental costs and gross margin pressures during the nine months ended October 1, 2023 (see Results of Operations included in this MD&A).

Furthermore, certain geopolitical events, specifically the conflict between Russia and Ukraine, have increased global economic and political uncertainty. For the nine months ended October 1, 2023, this conflict did not have a material impact on our commodity prices or supply availability. However, we are continuing to monitor for any significant escalation or expansion of economic or supply chain disruptions or broader inflationary costs, which may result in material adverse effects on our results of operations.

As of October 1, 2023, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements in both the short-term and in the long-term; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).

Based on the length and severity of fluctuating levels of inflation, the likelihood of a potential recession, changes in consumer shopping and consumption behavior, and changes in geopolitical events, including the ongoing conflict between Russia and Ukraine and the recent conflict in the Gaza Strip, we may experience increasing supply chain costs, higher inflation and other impacts to our business. We will continue to evaluate the nature and extent of these potential and evolving impacts on our business, consolidated results of operations, segment results, liquidity and capital resources.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 38

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	October 1, 2023	October 2, 2022	Percent Change	October 1, 2023	October 2, 2022	Percent Change
In millions of dollars except per share amounts
Net sales	$3,030.0	$2,728.2	11.1%	$8,507.9	$7,767.0	9.5%
Cost of sales	1,669.7	1,619.7	3.1%	4,633.2	4,413.0	5.0%
Gross profit	1,360.3	1,108.5	22.7%	3,874.7	3,354.0	15.5%
Gross margin	44.9%	40.6%		45.5%	43.2%
Selling, marketing & administrative (“SM&A”) expenses	624.4	551.9	13.1%	1,777.8	1,619.6	9.8%
SM&A expense as a percent of net sales	20.6%	20.2%		20.9%	20.9%
Business realignment activities	—	—	NM	0.4	0.3	60.9%
Operating profit	735.9	556.6	32.2%	2,096.5	1,734.1	20.9%
Operating profit margin	24.3%	20.4%		24.6%	22.3%
Interest expense, net	39.8	35.4	12.4%	114.1	102.0	11.9%
Other (income) expense, net	42.7	48.1	(11.2)%	130.2	78.2	66.5%
Provision for income taxes	134.8	73.6	83.2%	339.5	305.4	11.1%
Effective income tax rate	20.6%	15.6%		18.3%	19.7%
Net income	$518.6	$399.5	29.8%	$1,512.7	$1,248.5	21.2%
Net income per share—diluted	$2.52	$1.94	29.9%	$7.36	$6.04	21.9%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - Third Quarter 2023 vs. Third Quarter 2022
Net Sales
Net sales increased 11.1% in the third quarter of 2023 compared to the same period of 2022. The net sales increase reflects a favorable price realization of 9.8% driven by higher list prices primarily within our North America Confectionery and North America Salty Snacks segments and a volume increase of 0.9% driven primarily by an increase in everyday core North America Salty Snacks brands, partially offset by decreases in everyday core U.S. brands and International brands. Foreign currency exchange rates resulted in a 0.4% impact.
Key U.S. Marketplace Metrics
For the third quarter of 2023, our total U.S. retail takeaway increased 2.4% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway increased 2.5% and experienced a CMG market share decline of approximately 120 basis points. Our Salty consumer takeaway was flat for the third quarter of 2023 and experienced a Salty market share decline of 16 basis points.
The CMG consumer takeaway and market share information reflects measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels. These metrics are based on measured market scanned purchases as reported by Circana, the Company’s market insights and analytics provider, and provide a means to assess our retail takeaway and market position relative to the overall category.
Cost of Sales and Gross Margin
Cost of sales increased 3.1% in the third quarter of 2023 compared to the same period of 2022. The increase was driven by higher sales volume and higher supply chain costs, including higher logistics and labor costs. The increase

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 39

was partially offset by $31.1 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases, favorable price realization and supply chain productivity.
Gross margin increased by 430 basis points in the third quarter of 2023 compared to the same period of 2022. The increase was driven by favorable year-over-year mark-to-market impact from commodity derivative instruments and favorable price realization These increases were offset by higher logistics and labor costs.
SM&A Expenses
SM&A expenses increased $72.5 million, or 13.1%, in the third quarter of 2023 compared to the same period of 2022. Total advertising and related consumer marketing expenses increased 20.0% driven primarily by North America Confectionery and North America Salty Snacks. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 9.9% in the third quarter of 2023 driven by higher compensation costs and investments in capabilities and technology across segments.
Operating Profit and Operating Profit Margin
Operating profit was $735.9 million in the third quarter of 2023 compared to $556.6 million in the same period of 2022 predominantly due to higher gross profit, partially offset by higher SM&A expenses, as noted above. Operating profit margin increased to 24.3% in 2023 from 20.4% in 2022 driven by the same factors noted above that resulted in higher gross margin for the period.
Interest Expense, Net
Net interest expense was $4.4 million higher in the third quarter of 2023 compared to the same period of 2022. The increase was primarily due to higher rates on long-term debt balances in 2023 versus 2022, specifically related to the $350 million 4.25% Notes and $400 million 4.50% Notes issued in May 2023. The increase was partially offset by higher interest income.
Other (Income) Expense, Net
Other (income) expense, net was $42.7 million in the third quarter of 2023 versus net expense of $48.1 million in the third quarter of 2022. The decrease in net expense was primarily due to lower write-downs on equity investments qualifying for tax credits in 2023 versus the third quarter of 2022.
Income Taxes and Effective Tax Rate
The effective income tax rate was 20.6% for the third quarter of 2023 compared with 15.6% for the third quarter of 2022. Relative to the 21% statutory rate, the 2023 effective tax rate was impacted by investment tax credits, partially offset by state taxes and tax reserves. Relative to the 21% statutory rate, the 2022 effective tax rate was impacted by investment tax credits, partially offset by state taxes.

Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $119.1 million, or 29.8%, while EPS-diluted increased $0.58, or 29.9%, in the third quarter of 2023 compared to the same period of 2022. The increase in both net income and EPS-diluted was driven primarily by higher gross profit and lower other income and expenses, partially offset by higher SM&A expenses and higher income taxes. Our 2023 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
Results of Operations - First Nine Months 2023 vs. First Nine Months 2022
Net Sales
Net sales increased 9.5% in the first nine months of 2023 compared to the same period of 2022, reflecting a favorable price realization of 9.1% primarily due to higher list prices across our reportable segments and a volume increase of 0.4% driven by increases in everyday core brands within the North America Salty Snacks and International segments, partially offset by a decrease in everyday core U.S. brands. There was no impact from foreign currency exchange rates.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 40

Key U.S. Marketplace Metrics
For the first nine months of 2023, our total U.S. retail takeaway increased 7.5% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. CMG consumer takeaway increased 7.2% and experienced a CMG market share decline of 96 basis points. Our Salty consumer takeaway increased 10.7% and experienced a Salty market share decline of 1 basis point.
Cost of Sales and Gross Margin
Cost of sales increased 5.0% in the first nine months of 2023 compared to the same period of 2022. The increase was driven by an incremental $28.0 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases, higher sales volume and higher supply chain costs, including higher logistics and labor costs. The increase was partially offset by favorable price realization and supply chain productivity.
Gross margin increased by 230 basis points in the first nine months of 2023 compared to the same period of 2022. The increases were driven by favorable price realization and volume increases. The increase was partially offset by unfavorable year-over-year mark-to-market impact from commodity derivative instruments, higher supply chain inflation costs, including higher logistics and labor costs and unfavorable product mix.
SM&A Expenses
SM&A expenses increased $158.1 million, or 9.8%, in the first nine months of 2023 compared to the same period of 2022. Total advertising and related consumer marketing expenses increased 14.5% driven by increases across reportable segments, primarily North America Confectionery and North America Salty Snacks. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 7.6% in the first nine months of 2023 driven by an increase in compensation costs, investments in capabilities and technology and broad-based marketplace inflation.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. During the first nine months of 2023, we recorded business realignment costs of $0.4 million versus $0.3 million in the first nine months of 2022 related to the International Optimization Program. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 20.9% in the first nine months of 2023 compared to the same period of 2022 predominantly due to higher gross profit, partially offset by higher SM&A expenses, as noted above. Operating profit margin was 24.6% in 2023 and 22.3% in 2022 driven by the same factors noted above that resulted in higher gross margin for the period.
Interest Expense, Net
Net interest expense was $12.1 million higher in the first nine months of 2023 compared to the same period of 2022. The increase was primarily due to higher rates on short-term debt balances in 2023 versus 2022, specifically related to outstanding commercial paper borrowings and higher rates on long-term debt balances in 2023 versus 2022, specifically related to the $350 million 4.25% and $400 million 4.50% Notes issued in May 2023. The increase was partially offset by higher interest income in 2023 compared to 2022.

Other (Income) Expense, Net
Other (income) expense, net was $130.2 million in the first nine months of 2023 versus expense of $78.2 million in the first nine months of 2022. The increase in net expense was primarily due to higher write-downs on equity investments qualifying for tax credits in 2023 versus the first quarter of 2022 and higher interest and amortization costs due to higher discount rates for pension and other post-retirement benefit plans.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 41

Income Taxes and Effective Tax Rate
Our effective income tax rate was 18.3% for the first nine months of 2023 compared with 19.7% for the first nine months of 2022. Relative to the 21% statutory rate, the 2023 effective tax rate was impacted by investment tax credits and employee share-based payments partially offset by state taxes and tax reserves. Relative to the 21% statutory rate, the 2022 effective tax rate was impacted by investment tax credits, partially offset by state taxes.

Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $264.2 million, or 21.2%, while EPS-diluted increased $1.32, or 21.9%, in the first nine months of 2023 compared to the same period of 2022. The increase in both net income and EPS-diluted was driven by higher gross profit, partially offset by higher SM&A expenses, higher income taxes and higher other income and expenses. Our 2023 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 42

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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
In millions of dollars
Net Sales:
North America Confectionery	$2,457.6	$2,235.6	$6,902.9	$6,361.7
North America Salty Snacks	345.2	275.0	887.5	757.4
International	227.2	217.6	717.5	647.8
Total	$3,030.0	$2,728.2	$8,507.9	$7,766.9

Segment Income:
North America Confectionery	$847.5	$706.8	$2,392.4	$2,107.6
North America Salty Snacks	57.4	44.5	147.9	103.2
International	31.7	35.4	127.8	108.1
Total segment income	936.6	786.7	2,668.1	2,318.9
Unallocated corporate expense (1)	199.3	179.6	563.0	518.9
Unallocated mark-to-market losses on commodity derivatives (2)	1.8	50.0	5.2	63.5
(Benefits) costs associated with business realignment activities	(0.4)	0.4	3.4	2.4
Operating profit	735.9	556.7	2,096.5	1,734.1
Interest expense, net	39.8	35.4	114.1	102.0
Other (income) expense, net	42.7	48.2	130.2	78.2
Income before income taxes	$653.4	$473.1	$1,852.2	$1,553.9
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

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery results, which accounted for 81.1% and 81.9% of our net sales for the three months ended October 1, 2023 and October 2, 2022, respectively, were as follows:

	Three Months Ended			Nine Months Ended
	October 1, 2023	October 2, 2022	Percent Change	October 1, 2023	October 2, 2022	Percent Change
In millions of dollars
Net sales	$2,457.6	$2,235.6	9.9%	$6,902.9	$6,361.7	8.5%
Segment income	847.5	706.8	19.9%	2,392.4	2,107.6	13.5%
Segment margin	34.5%	31.6%		34.7%	33.1%
Results of Operations - Third Quarter 2023 vs. Third Quarter 2022
Net sales of our North America Confectionery segment increased $222.0 million, or 9.9%, in the third quarter of 2023 compared to the same period of 2022, reflecting a favorable price realization of 11.1% primarily due to list price increases on certain products across our portfolio. The increase was partially offset by a volume decrease of 1.0% due to a decrease in everyday core U.S. confection brands, and an unfavorable impact from foreign currency exchange rates of 0.2%.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales for licensing and owned retail increased approximately 11.6% during the third quarter of 2023 compared to the same period of 2022.
Our North America Confectionery segment income increased $140.7 million, or 19.9%, in the third quarter of 2023 compared to the same period of 2022, primarily due to favorable price realization, partially offset by volume declines, higher supply chain inflation costs, including higher logistics and labor costs, as well as unfavorable product mix.
Results of Operations - First Nine Months 2023 vs. First Nine Months 2022
Net sales of our North America Confectionery segment increased $541.2 million, or 8.5%, in the first nine months of 2023 compared to the same period of 2022, reflecting a favorable price realization of 9.8% due to list price increases on certain products across our portfolio. The increase was partially offset by a volume decrease of 1.0% primarily driven by a decrease in everyday core U.S. confection brands, and an unfavorable impact from foreign currency exchange rates of 0.3%.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales for licensing and owned retail increased approximately 14.3% during the first nine months of 2023 compared to the same period of 2022.
Our North America Confectionery segment income increased $284.8 million or 13.5% in the first nine months of 2023 compared to the same period of 2022, primarily due to favorable price realization, partially offset by volume declines, higher supply chain inflation costs, including higher logistics and labor costs, as well as unfavorable product mix.
North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks results, which accounted for 11.4% and 10.1% of our net sales for the three months ended October 1, 2023 and October 2, 2022, respectively, were as follows:

	Three Months Ended			Nine Months Ended
	October 1, 2023	October 2, 2022	Percent Change	October 1, 2023	October 2, 2022	Percent Change
In millions of dollars
Net sales	$345.2	$275.0	25.5%	$887.5	$757.4	17.2%
Segment income	57.4	44.5	29.0%	147.9	103.2	43.3%
Segment margin	16.6%	16.2%		16.7%	13.6%
Results of Operations - Third Quarter 2023 vs. Third Quarter 2022
Net sales of our North America Salty Snacks segment increased $70.2 million, or 25.5%, in the third quarter of 2023 compared to the same period of 2022. This reflects a volume increase of 22.2%, primarily due to Dot’s Homestyle Pretzels and SkinnyPop snacks, and a favorable price realization of 3.3%, due to list price increases on certain products across our portfolio, primarily SkinnyPop snacks.
Our North America Salty Snacks segment income increased $12.9 million, or 29.0%, in the third quarter of 2023 compared to the same period of 2022, primarily due to volume increases on certain products and favorable price realization, partially offset by increased advertising and related consumer marketing costs and additional supply chain expenses related to the voluntary removal of certain Paqui branded items.
Results of Operations - First Nine Months 2023 vs. First Nine Months 2022
Net sales of our North America Salty Snacks segment increased $130.1 million, or 17.2%, in the first nine months of 2023 compared to the same period of 2022, reflecting a volume increase of 10.3%, primarily related to SkinnyPop and Dot’s Homestyle Pretzels snacks, and a favorable price realization of 6.9%, due to list price increases on certain products across our portfolio, primarily Dot’s Homestyle Pretzels and SkinnyPop snacks.
Our North America Salty Snacks segment income increased $44.7 million, or 43.3%, in the first nine months of 2023 compared to the same period of 2022, due to favorable price realization and volume increases, partially offset by increased advertising and related consumer marketing costs and increased supply chain costs, including incremental supply chain expenses incurred in the third quarter of 2023 related to the voluntary removal of certain Paqui branded items.
International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently, have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Latin America, as well as Europe, Asia, the Middle East and Africa (“AMEA”) and other regions. International results, which accounted for 7.5% and 8.0% of our net sales for the three months ended October 1, 2023 and October 2, 2022, respectively, were as follows:

	Three Months Ended			Nine Months Ended
	October 1, 2023	October 2, 2022	Percent Change	October 1, 2023	October 2, 2022	Percent Change
In millions of dollars
Net sales	$227.2	$217.6	4.4%	$717.5	$647.8	10.8%
Segment income	31.7	35.4	(10.4)%	127.8	108.1	18.2%
Segment margin	14.0%	16.3%		17.8%	16.7%
Results of Operations - Third Quarter 2023 vs. Third Quarter 2022
Net sales of our International segment increased $9.6 million, or 4.4%, in the third quarter of 2023 compared to the same period of 2022, reflecting a favorable impact from foreign currency exchange rates of 5.6%, primarily driven by Mexico and favorable price realization of 4.1%. The increase was partially offset by volume declines of 5.3% across the segment. The net sales increase was primarily driven by Mexico, where net sales increased by 19.0%.
Our International segment generated income of $31.7 million in the third quarter of 2023 compared to $35.4 million in the third quarter of 2022, driven primarily by volume declines and unfavorable product mix, partially offset by favorable price realization and lower supply chain costs.
Results of Operations - First Nine Months 2023 vs. First Nine Months 2022
Net sales of our International segment increased $69.7 million, or 10.8%, in the first nine months of 2023 compared to the same period of 2022, reflecting a favorable price realization of 4.2%, volume increases of 3.4%, primarily attributable to marketplace growth across the segment, and a favorable impact from foreign currency exchange rates of 3.2%, primarily driven by Mexico. The net sales increase was primarily driven by Mexico and Brazil and Latin America, where net sales increased by 19.9% and 12.8%, respectively.
Our International segment generated income of $127.8 million in the first nine months of 2023 compared to $108.1 million in the first nine months of 2022, driven primarily by favorable price realization, volume increases and favorable supply chain costs, partially offset by unfavorable product mix.
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
In the third quarter of 2023, unallocated corporate expense totaled $199.3 million, as compared to $179.6 million in the third quarter of 2022. The increase was primarily driven by an increase in acquisition and integration related costs, as well as investments in capabilities and technology and higher compensation costs.
In the first nine months of 2023, unallocated corporate expense totaled $563.0 million, as compared to $518.9 million in the first nine months of 2022. The increase was primarily driven by higher acquisition and integration related costs, as well as incremental investments in capabilities and technology and higher compensation costs, partially offset by a loss recognized in the prior year on the sale of non-operating assets.
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
At October 1, 2023, our cash and cash equivalents totaled $471.3 million, an increase of $7.4 million compared to the 2022 year-end balance. We believe we have sufficient liquidity to satisfy our cash needs, including our unsecured revolving credit facility which allows the Company to borrow up to $1.35 billion with the option to increase borrowings by an additional $500 million with the consent of the lenders. Additional details regarding the net uses of cash are outlined in the following discussion.
Approximately 85% of the balance of our cash and cash equivalents at October 1, 2023 was held by subsidiaries domiciled outside of the United States. A majority of this balance is distributable to the United States without material tax implications, such as withholding tax. We intend to continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Nine Months Ended
In millions of dollars	October 1, 2023	October 2, 2022
Net cash provided by (used in):
Operating activities	$1,565.6	$1,560.2
Investing activities	$(735.5)	$(510.0)
Financing activities	$(784.4)	$(1,076.0)
Effect of exchange rate changes on cash and cash equivalents	$(38.3)	$24.3
Net change in cash and cash equivalents	$7.4	$(1.5)

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 43

Operating activities
We generated cash of $1,565.6 million from operating activities in the first nine months of 2023, an increase of $5.4 million compared to $1,560.2 million in the same period of 2022. This increase in net cash provided by operating activities was mainly driven by the following factors:
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, a write-down of equity investments and other charges) resulted in $314.9 million of higher cash flow in 2023 relative to 2022.
•The increase in cash provided by operating activities was partially offset by the following net cash outflows:
◦In the aggregate, select net working capital items, specifically, trade accounts receivable, inventory, accounts payable and accrued liabilities, consumed cash of $449.6 million in 2023, compared to $212.6 million in 2022. This $237.4 million fluctuation was mainly driven by an increase in cash used by accounts receivable due to an increase in sales of U.S. seasonal products and the timing of vendor and supplier payments.
◦Timing of income tax payments contributed to an increase in operating cash of $83.2 million in 2023, compared to an increase of $125.0 million in 2022. This $41.7 million fluctuation was primarily due to the variance in actual tax expense for 2023 relative to the timing of quarterly estimated tax payments. We paid cash of $264.5 million for income taxes during 2023 compared to $190.7 million in the same period of 2022.
◦Other assets and liabilities consumed cash of $93.7 million in 2023, compared to $67.8 million in 2022. This $26.0 million fluctuation was primarily due to our purchase of an irrevocable group annuity contract to settle a portion of our post retirement benefit obligation, partially offset by the timing of certain prepaid expenses and other current assets.
Investing activities
We used cash of $735.5 million for investing activities in the first nine months of 2023, an increase of $225.5 million compared to $510.0 million in the same period of 2022. This increase in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, primarily to support our ERP system implementation, capacity expansion, innovation and cost savings, were $548.6 million in the first nine months of 2023 compared to $360.0 million in the same period of 2022. Expenditures increased due to progress on capacity expansion projects and our ERP system implementation. We expect 2023 capital expenditures, including capitalized software, to approximate $800 million to $850 million. The increase in our 2023 capital expenditures is largely driven by our key strategic initiatives, including core confection capacity expansion and continued investments in a digital infrastructure including the build and upgrade of a new ERP system across the enterprise. We intend to use our existing cash and internally generated funds to meet our 2023 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We invested approximately $18.1 million in the first nine months of 2023, compared to $159.7 million in the same period of 2022.
•Business Acquisition. In May 2023, we acquired Weaver for an initial cash purchase price of $165.8 million. Further details regarding our business acquisition activity is provided in Note 2 to the Unaudited Consolidated Financial Statements. In 2022, we had no acquisition activity.
•Other investing activities. In 2023 and 2022, our other investing activities were minimal.
Financing activities
We used cash of $784.4 million for financing activities in the first nine months of 2023, a decrease of $291.6 million compared to $1,076.0 million in the same period of 2022. This decrease in net cash used in financing activities was mainly driven by the following factors:

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 44

•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first nine months of 2023, we generated cash of $126.1 million predominately through the issuance of short-term commercial paper, as well as an increase in short-term foreign bank borrowings. During the first nine months of 2022, we used cash of $145.6 million to reduce a portion of our short-term commercial paper borrowings originally used to fund our 2021 acquisitions of Dot’s and Pretzels, partially offset by an increase in short-term foreign bank borrowings.
•Long-term debt borrowings and repayments. During the first nine months of 2023, we issued $350 million of 4.250% Notes due in May 2028 and $400 million of 4.500% Notes due in May 2033 (the “2023 Notes”). Proceeds from the issuance of the 2023 Notes, net of discounts and issuance costs, totaled $744 million. Additionally, in May 2023 we repaid $250 million of 2.625% Notes and $500 million of 3.375% Notes due upon their maturity. During the first nine months of 2022, long-term debt borrowings and repayments were minimal.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $651.3 million during the first nine months of 2023, an increase of $83.3 million compared to $568.0 million in the same period of 2022. Details regarding our 2023 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	April 2, 2023	July 2, 2023	October 1, 2023
Dividends paid per share – Common stock	$1.036	$1.036	$1.192
Dividends paid per share – Class B common stock	$0.942	$0.942	$1.083
Total cash dividends paid	$207.4	$206.1	$237.8
Declaration date	January 31, 2023	April 25, 2023	July 27, 2023
Record date	February 17, 2023	May 19, 2023	August 18, 2023
Payment date	March 15, 2023	June 15, 2023	September 15, 2023
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
In July 2018, our Board of Directors approved a $500 million share repurchase authorization. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. As a result of the February 2023 Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, the July 2018 share repurchase authorization was completed and as of October 1, 2023, approximately $370 million remained available for repurchases under our May 2021 share repurchase authorization. The share repurchase program does not have an expiration date. We expect 2023 share repurchases to be in line with our traditional buyback strategy.
•Proceeds from exercised stock options and employee tax withholding. During the first nine months of 2023, we received $24.3 million from employee exercises of stock options and paid $34.1 million of employee taxes withheld from share-based awards. During the first nine months of 2022, we received $30.8 million from employee exercises of stock options and paid $34.7 million of employee taxes withheld from share-based awards. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 45

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

•Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 46

•Political, economic and/or financial market conditions, including impacts on our business arising from the ongoing conflict between Russia and Ukraine and the recent conflict in the Gaza Strip, could negatively impact our financial results;

•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations; and

•Such other matters as discussed in our 2022 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarterly periods ended April 2, 2023 and July 3, 2023, and this Quarterly Report on Form 10-Q, including Part II, Item 1A, ”Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The total amount of short-term debt, net of cash, amounted to net debt of $348.6 million and net debt of $230.0 million, at October 1, 2023 and December 31, 2022, respectively. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of October 1, 2023 would have changed interest expense by approximately $2.3 million for the first nine months of 2023 and $4.5 million for 2022.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at October 1, 2023 and December 31, 2022 by approximately $206 million and $187 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $29.0 million as of October 1, 2023 and $18.4 million as of December 31, 2022, generally offset by a reduction in foreign exchange associated with our transactional activities.
Our open commodity derivative contracts had a notional value of $155.3 million as of October 1, 2023 and $243.0 million as of December 31, 2022. At the end of the third quarter of 2023, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $17.6 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2022 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 47

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 1, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2023.
Changes in Internal Controls Over Financial Reporting
We are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system, which replaces our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business. During the third quarter of 2022, we completed the implementation of one operating segment that is included in our International segment. In July 2023, we completed the transition to our new consolidated financial reporting book of record. We updated our internal controls to reflect changes to the financial reporting business processes impacted by the implementation. Other than the implementation of the new consolidated book of record, there have been no changes to the Company’s internal control over financial reporting during the quarter ended October 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Further, in October 2023, we completed the implementation of our new ERP system in the North America Salty Snacks segment. The final implementation phase will occur in 2024 for the remainder of the business. Both implementations result in changes to our internal controls over financial reporting. As changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 48

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities
There were no purchases of our Common Stock during the three months ended October 1, 2023.
During the three months ended October 1, 2023, no shares of Common Stock were purchased in open market transactions in connection with our standing authorization to buy back shares sufficient to offset those issued under incentive compensation plans, which authorization does not have a dollar or share limit and is not included in our share repurchase authorizations described in the following paragraph.
In May 2021, our Board of Directors approved a $500 million share repurchase authorization. As of October 1, 2023 approximately $370 million remains available for repurchase under the May 2021 share repurchase authorization. The share repurchase program does not have an expiration date.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 49

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
The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended October 1, 2023, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5–1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period.

Name and Title	Date of Adoption of 10b5-1 Plan	Duration of 10b5-1 Plan(1)	Aggregate Number of Securities to be Sold or Purchased
Rohit Grover Senior Vice President, International	8/8/2023	3/5/2024	Sell 4,200 shares
Charles R. Raup President, U.S. Confection	8/25/2023	8/23/2024	Sell 8,260 shares

(1) The plan duration is until the date listed in this column or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 50

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005.
3.2
The Company's By-laws, as amended and restated as of February 21, 2017, are incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2023, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 51

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	October 26, 2023	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2023	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q3 2023 Form 10-Q | Page 52