Form 10-K
period 2023-12-31
HERSHEY CO
filed 2024-02-20
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates was $36,849,433,110. Class B Common Stock is not listed for public trading on any exchange or market system. However, Class B shares are convertible into shares of Common Stock at any time on a share-for-share basis. Determination of aggregate market value assumes all outstanding shares of Class B Common Stock held by non-affiliates were converted to Common Stock as of June 30, 2023. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2023 ($249.70 per share).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, one dollar par value—149,336,442 shares, as of February 16, 2024.
Class B Common Stock, one dollar par value—54,613,514 shares, as of February 16, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HERSHEY COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2023

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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 1

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
Hershey is a global confectionery leader known for making more moments of goodness through chocolate, sweets, mints and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 90 brand names in approximately 80 countries worldwide.
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
In December 2021, we completed the acquisition of Pretzels Inc. (“Pretzels”), previously a privately held company that manufactures and sells pretzels and other salty snacks for other branded products and private labels in the United States. Pretzels is an industry leader in the pretzel category with a product portfolio that includes filled, gluten free and seasoned pretzels, as well as extruded snacks that complements Hershey’s snacks portfolio. Based in Bluffton, Indiana, Pretzels operates three manufacturing locations in Indiana and Kansas. Pretzels provides Hershey deep pretzel category and product expertise and the manufacturing capabilities to support brand growth and future pretzel innovation. Additionally in December 2021, we completed the acquisition of Dot’s Pretzels, LLC (“Dot’s”), previously a privately held company that produces and sells pretzels and other snack food products to retailers and distributors in the United States, with Dot’s Homestyle Pretzels snacks as its primary product, which complements Hershey’s snacks portfolio.
In June 2021, we completed the acquisition of Lily’s Sweets, LLC (“Lily’s”), previously a privately held company that sells a line of sugar-free and low-sugar confectionery foods to retailers and distributors in the United States and

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 2

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
•Within our North America Salty Snacks segment, we have our salty snack items. This includes ready-to-eat SkinnyPop popcorn, baked and trans fat free Pirates Booty snacks and Dot’s Homestyle Pretzels snacks.
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
In 2023, approximately 28% of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States (“U.S.”) to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 3

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
Competition
Many of our confectionery and salty snack brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace in North America and certain international markets. We sell our brands in highly competitive markets with many other global multinational, national, regional and local firms. Some of our competitors are large private companies, as well as large retailers, that have significant resources and substantial international operations. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service. We have also experienced increased competition from other snack items, and through innovation and acquisitions, we are continuing to expand the boundaries of our brands to capture new snacking occasions.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 4

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
Furthermore, we have rights under license agreements with several companies to manufacture and/or sell and distribute certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Brand	Location	Requirements

Kraft Foods Ireland Intellectual Property Limited/Cadbury UK Limited	York Peter Paul Almond Joy Peter Paul Mounds	Worldwide	None

Cadbury UK Limited	Cadbury Caramello	United States	Minimum sales requirement exceeded in 2023

Société des Produits Nestlé SA	Kit Kat® Rolo®	United States	Minimum unit volume sales exceeded in 2023

Iconic IP Interests, LLC	Good & Plenty Heath Jolly Rancher Milk Duds Payday Whoppers	Worldwide	None
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 5

Environmental Considerations
Beyond ordinary operating and capital expenditures that we make to comply with government regulations, including environmental laws and regulations, we have made a number of voluntary commitments to drive long-term growth and business resilience and reduce our environmental impacts, including efforts to eliminate commodity-driven deforestation and reduce greenhouse gas (“GHG”) emissions across our own operations and supply chain. Our climate change related investments and expenditures primarily focus on achieving a 50% absolute reduction in our Scope 1 and 2 GHG emissions and a 25% absolute reduction in our Scope 3 GHG emissions by 2030 (compared to a 2018 baseline), as well as having 100% of plastic packaging be recyclable, reusable or compostable and eliminating 25 million pounds of packaging by 2030. All of our climate-related investments are in progress or on track as outlined in our Environmental, Social and Governance (“ESG”) Report. The annual operating and capital expenditures associated with these ordinary course payments and additional climate change commitments are not material with respect to our results of operations, capital expenditures or competitive position.
Sustainability
The Company’s commitment to sustainability started with our founder’s belief in responsible citizenship.  He was a purpose-driven leader who believed we could use chocolate to Make More Moments of Goodness in the world for our consumers today and for many generations to come. This belief resulted in a strong investment in local communities and the establishment of Milton Hershey School for disadvantaged kids.  We continue that legacy today through our global sustainability strategy: Our Shared Goodness Promise, which guides how we empower the remarkable people who make and sell our brands, interact with farming communities that grow our ingredients, deliver on our commitments to consumers, customers, and external stakeholders, protect the environment and support children and youth.
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
Financial Information by Geographic Area
Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 12.7% for 2023, 12.5% for 2022 and 13.0% for 2021. The percentage of total long-lived assets outside of the United States was 17.4% as of December 31, 2023 and 17.9% as of December 31, 2022.
Human Capital
As of December 31, 2023, the Company employed approximately 18,650 full-time and 1,855 part-time employees worldwide. Collective bargaining agreements covered approximately 6,295 employees, or approximately 31% of the Company’s employees worldwide. During 2024, agreements are expected to be negotiated for certain employees at five facilities, four of which are outside of the United States, comprising approximately 72% of total employees under collective bargaining agreements. We believe our efforts in managing our workforce have been effective, as evidenced by a strong culture and a good relationship between the Company and our employees.
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
•Our People, Safety and Employee Engagement. Our employees are among our most important resources and are critical to our continued success. We provide a workplace that develops, supports and motivates our people. The overall well-being and safety of our employees remains one of our top priorities. We continue to invest in training, workplace resources and leading systems and processes to ensure the responsible management of all facilities. Additionally, continuous listening surveys are distributed throughout the year to all employees globally to hear their thoughts on the Company’s direction and their place in it. These continuous touchpoints allow for real-time feedback and action from the Company. These surveys are further

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 6

supplemented with quarterly and informative enterprise and team town halls, which, in conjunction with the continuous listening surveys, generate stronger employee engagement with the Company’s strategy, initiatives and leadership.
•Talent Acquisition, Development and Training. Hiring and developing our employees is critically important to our operations and we are focused on creating experiences and programs that foster growth and performance. We provide all employees the chance to learn, grow and own their work. We have partnered with leading online content experts and increased internal learning development to expand our catalog of online and classroom courses. Additionally, we co-created a culture of development with the enthusiastic support of our employees. Through individual development plans, learning opportunities, feedback and coaching, employees can build careers at The Hershey Company, as evidenced by the fact that the majority of our ten executive officers were promoted from within the organization (see Information about Our Executive Officers).
•Compensation, Benefits and Wellness. In addition to offering competitive, fair and transparent compensation, we also offer a suite of benefits, including comprehensive health and meaningful retirement benefits to eligible employees, tying incentive compensation to both business and individual performance, offering parental leave and adoption benefits and maintaining an employee stock purchase plan. We also provide a number of innovative programs designed to promote physical and emotional well-being, including ergonomic workspaces, a state-of-the-art fitness center at our Hershey, Pennsylvania campus and private rooms designed for quiet reflection, prayer or wellness breaks. The Company also offers SmartFlex benefits which is our suite of policies that allows individuals to create their own balance between work and personal life, including flexing work time based on work priorities or personal commitments, such as caring for children or family members. We believe that this flexibility improves productivity, boosts job satisfaction and increases employee engagement. Additionally, the Company offers a “Best of Both” flexible work model for corporate and commercial employees to balance work and personal well-being. This model allows employees the option to work either remotely, in-office, or both, depending on individual needs, personal schedules and work demands. This offers the benefits of flexibility and in-person collaboration, while maintaining productivity and overall job satisfaction.
•Diversity, Equity and Inclusion. Our diverse and inclusive culture makes the difference across all areas of the business around the world. Our gender representation includes women occupying many of the top positions in the Company, including Chief Executive Officer and Chairman of the Board, Chief Accounting Officer and President, Salty Snacks, and approximately 50% representation across the Company. Additionally, five of our 11 Board members are women (45% representation). In 2023, we maintained fair and equitable pay achievements, including 1:1 aggregate people of color pay equity (2021) and 1:1 aggregate gender pay (2020) for salaried employees in the United States. Further, our eight employee-led Business Resource Groups, which include Abilities First, Black Heritage, Asian and Pacific Islander, GenH (Generations), Latino, Prism (LGBTQ), Veteran’s and Women’s, play a critical role in attracting diverse talent, providing mentoring and career development opportunities, delivering commercial business insights and connecting people to the Company and the communities where we do business. In 2023, the Company was ranked #3 on DiversityInc’s Top 50 Companies for Diversity and was ranked as a top 50 company on Forbes Top Companies for Women. Additionally, the Company also ranked as a top 30 company on Wall Street Journal’s Top 250 Best-Managed Companies of 2023, and was recognized as a Best Place to Work for Disability Inclusion based on our Disability Equality Index score.
•Community and Social Impact. Our philanthropy and volunteerism efforts reflect how we live out the Company’s value of Making More Moments of Goodness, from supporting causes our employees care about to investing in the long-term success of the communities where we live and work. We work closely with counterparts in each of our plant and office locations across the United States and globally to identify local community needs and craft tailored approaches to provide support. This work includes forging partnerships with local non-governmental organizations, providing grants and contributions and organizing volunteer service activities and employee fundraisers.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 7

Business Realignment Activities and Strategic Initiatives
From time to time, we implement business realignment activities to support key strategic initiatives designed to maintain long-term growth. Further to such goal, we completed our International Optimization Program in 2023, an initiative which began in the fourth quarter of 2020 and was designed to increase our operating effectiveness and efficiency, to reduce our costs and/or to generate savings that can be reinvested in other areas of our business.

In February 2024, the Board of Directors approved the Advancing Agility & Automation Initiative, which is a multi-year productivity program to improve supply chain and manufacturing-related spend, optimize selling, general and administrative expenses, leverage new technology and business models to further simplify and automate processes, and generate long-term savings.

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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 8

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
In order to sell our iconic, branded products, we need to maintain a good reputation with our customers, consumers, suppliers, vendors and employees, among others. Issues related to the quality and safety of our products, ingredients or packaging could jeopardize our Company’s image and reputation. We have in the past recalled or removed certain products from store shelves, and may in the future need to do so again in the future. Negative publicity related to these types of concerns, or related to product contamination or product tampering, whether valid or not, could decrease demand for our products or cause production and delivery disruptions. In addition, negative publicity related to our environmental, social or governance practices could also impact our reputation with customers, consumers, suppliers and vendors.
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
Approximately 72% of our manufacturing capacity is located in the United States. Disruption to our global manufacturing operations or our supply chain could result from, among other factors, the following:
•Natural disasters;
•Pandemics, epidemics or other outbreak of disease (such as the coronavirus disease 2019 (“COVID-19”) global pandemic);
•Climate change and severity of extreme weather;
•Fires or explosions;
•Terrorism or other acts of violence;
•Labor strikes or other labor activities;
•Unavailability of raw or packaging materials;
•Third party service provider disruptions, such as cyber breaches or system failures;
•Operational and/or financial instability of key suppliers, and other vendors or service providers; and
•Suboptimal production planning which could impact our ability to cost-effectively meet product demand.

We believe that we take adequate precautions to mitigate the impact of possible disruptions. We have strategies and plans in place to manage disruptive events if they were to occur, including our global supply chain strategies and our principle-based global labor relations strategy. If we are unable, or find that it is not financially feasible, to effectively plan for, mitigate or manage operational stability and business resiliency risks, particularly within our international markets and snacks portfolio, due to the potential impacts of such disruptive events on our manufacturing operations or supply chain, our financial condition and results of operations could be negatively impacted if such events were to occur.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 9

We might not be able to hire, engage and retain the talented global human capital we need to drive our growth strategies.
Our future success depends upon our ability to identify, hire, develop, engage and retain talented personnel across the globe. Competition for global talent is intense, and we might not be able to identify and hire the personnel we need to continue to evolve and grow our business. In particular, if we are unable to hire the right individuals to fill new or existing senior management positions as vacancies arise, our business performance may be adversely impacted.
Activities related to identifying, recruiting, hiring and integrating qualified individuals require significant time and attention. We may also need to invest significant amounts of cash and equity to attract talented new employees, and we may never realize returns on these investments.
In addition to hiring new employees, we must continue to focus on retaining and engaging the talented individuals we need to sustain our core business and lead our developing businesses into new markets, channels and categories. This may require significant investments in training, coaching and other career development and retention activities. If we are not able to effectively retain and grow our talent, our ability to achieve our strategic objectives will be adversely affected, which may negatively impact our financial condition and results of operations.
Risks associated with climate change and other environmental impacts, and increased focus and evolving views of our customers, stockholders and other stakeholders on climate change issues, could negatively affect our business and operations.
Climate-related changes can increase variability in, or otherwise impact, natural disasters, including weather patterns, with the potential for increased frequency and severity of significant weather events, natural hazards, rising mean temperature and sea levels, and long-term changes in precipitation patterns. Climate change or weather-related disruptions to our supply chain can impact the availability and cost of materials needed for manufacturing, which may increase insurance and other operating costs.
Increased focus on climate change has led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change, including regulation of GHG emissions. New or increasing laws and regulations related to GHG emissions and other climate change related concerns may adversely affect us, our suppliers and our customers, and may require the Company to invest in additional capital investments to maintain compliance. Our value chain faces similar challenges as our products rely on agricultural ingredients and a global supply chain. Climate change poses a significant and increasing risk to global food production systems and to the safety and resilience of the communities where we live, work and source our ingredients. The GHG impacts of land-use change are most pronounced in our cocoa supply chain, where we have already been working for several years to prevent deforestation and build climate resilience. Additionally, any non-compliance with legislative and regulatory requirements could negatively impact our reputation and ability to do business.
Investors, customers, advisory services, government regulators and other market participants have increasingly focused on the environmental or sustainability practices of companies, including Hershey. Shareholders and financial institutions have increasingly evaluated a company’s ESG practices, disclosures and performance before making investments or other financial decisions. We believe our sustainability practices, disclosures and performance are focused on the most material risks and opportunities to our business and support our environmental goals and continue to evolve to meet the growing needs of our stakeholders. However, if our environmental goals do not meet investor or other external stakeholder expectations and standards, our access to capital may be negatively impacted. An enforcement action for non-compliance with regulations or reporting requirements could harm our reputation, financial position and ability to grow. A failure to meet investor or other external stakeholder expectations or standards may adversely affect our results of operations, ability to manage our liquidity, or ability to implement our strategies.
The Company publishes its environmental goals, with a particular focus on achieving a 50% absolute reduction in our Scope 1 and 2 GHG emissions and a 25% absolute reduction in our Scope 3 GHG emissions by 2030 (compared to a 2018 baseline), as well as having 100% of plastic packaging be recyclable, reusable or compostable and eliminating 25 million pounds of packaging by 2030. The costs of these voluntary commitments may be greater than expected, and there can be no assurance the Company will achieve its goals, or meet the evolving sustainability expectations and standards of our investors or other external stakeholders. Any failure to achieve our goals, a perception of our failure to act responsibly with respect to the environment, or failure to respond to new or evolving legal and regulatory

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 10

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
•Currency exchange rates;
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
•Changes in governmental agricultural programs and energy policies; and
•Other events beyond our control such as the impacts on the business or supply chain arising from the ongoing conflict between Russia and Ukraine.

Although we use forward contracts and commodity futures and options contracts to hedge commodity prices where possible, commodity price increases ultimately result in corresponding increases in our raw material and energy costs. If we are unable to offset cost increases for major raw materials and energy, there could be a negative impact on our financial condition and results of operations.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 11

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
•Our ability to react to changes in product category consumption;
•Our response to consumer demographics and trends, including but not limited to, trends relating to store trips and the impact of the growing digital commerce channel; and
•Consumer health and wellness concerns, including weight management (i.e., use of medications, dieting) and the consumption of certain ingredients.

There continues to be competitive product and pricing pressures in the markets where we operate, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. Our largest customer, McLane Company, Inc., accounted for approximately 28% of our total net sales in 2023. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.
Increased marketplace competition could hurt our business.
The global confectionery and snacks packaged goods industry is intensely competitive and consolidation in this industry continues. Some of our competitors are large private companies, as well as large retailers, that have significant resources and substantial international operations. We continue to experience increased levels of in-store activity for other snack items, which has pressured confectionery category growth. In order to protect our existing market share or capture increased market share in this highly competitive retail environment, we may be required to increase expenditures for promotions and advertising, and must continue to introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or enhancing our market share and could result in lower sales and profits. In addition, we may incur increased credit and other business risks because we operate in a highly competitive retail environment.
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
In 2023, we completed the acquisition of certain assets that provide additional manufacturing capacity from Weaver Popcorn, a manufacturer of SkinnyPop popcorn, which helped us strengthen our supply chain capabilities. In 2021, we successfully completed the divestiture of LSFC as we better prioritize resources against assets and brands that fit our business model and scale capabilities. Additionally, we completed the acquisitions of Lily’s in June 2021 and Dot’s and Pretzels in December 2021. While we believe significant operating synergies can be obtained in connection with these acquisitions, achievement of these synergies will be driven by our ability to successfully leverage Hershey’s

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 12

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
In 2023, 2022 and 2021, respectively, we derived approximately 12.7%, 12.5% and 13.0% of our net sales from customers located outside of the United States. Additionally, approximately 17% of our total long-lived assets were located outside of the United States as of December 31, 2023. As part of our strategy, we have made investments outside of the United States, particularly in Canada, Malaysia, Mexico, Brazil and India. As a result, we are subject to risks and uncertainties relating to international sales and operations, including:
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
Additionally, from time to time we implement business realignment activities to support key strategic initiatives designed to maintain long-term sustainable growth, such as the International Optimization Program, which we commenced in the fourth quarter of 2020 and completed in 2023. This program was intended to increase our operating effectiveness and efficiency, to reduce our costs and/or to generate savings that can be reinvested in other areas of our

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 13

business. Additionally, in February 2024, the Board of Directors approved the Advancing Agility & Automation Initiative, which is a multi-year productivity program to improve supply chain and manufacturing-related spend, optimize selling, general and administrative expenses, leverage new technology and business models to further simplify and automate processes, and generate long-term savings. We cannot guarantee that we will be able to successfully implement these strategic initiatives and restructuring programs, that we will achieve or sustain the intended benefits under these programs, or that the benefits, even if achieved, will be adequate to meet our long-term growth and profitability expectations, which could in turn adversely affect our business.
Risks Related to Governmental and Regulatory Changes
Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products.
Changes in U.S. and non-U.S. laws and regulations and the manner in which they are interpreted or applied may alter our business environment. These negative impacts could result from changes in food and drug laws, laws related to advertising and marketing practices, accounting standards, taxation compliance and requirements, competition laws, employment laws, import/export requirements and environmental laws, among others. For example, the European Union’s Deforestation Regulation (“EUDR”) will require the Company to conduct extensive diligence on seven commodities, including cocoa, palm oil and soy, as well as products derived from these commodities, such as chocolate, and the value chain, to ensure the goods do not result from recent deforestation, forest degradation, or breaches of local laws in order to sell such products in the European Union market or exported from it. The EUDR is scheduled to be effective in December 2024. The EUDR, and other current or proposed regulations in markets in which we operate, are likely to increase our compliance costs, could depress sales in such markets if our products are not in compliance by applicable effective dates, and could result in fines and penalties or reputational harm if we do not fully comply. It is possible that we could become subject to additional liabilities in the future resulting from changes in laws and regulations that could result in an adverse effect on our financial condition and results of operations.
Political, economic and/or financial market conditions, including impacts on our business arising from the ongoing conflict between Russia and Ukraine, could negatively impact our financial results.
Our operations are impacted by consumer spending levels and impulse purchases, which are affected by general macroeconomic conditions, consumer confidence, employment levels, the availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, sustained global recessions, broad political instability, rising unemployment, pandemic, or other outbreak of disease (such as COVID-19), climate change, weather, natural and other disasters and declines in personal spending could adversely impact our revenues, profitability and financial condition.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 14

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
We are regularly the target of cyber, ransomware and other security threats. Therefore, we continuously monitor and update our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. We invest in industry standard security technology to protect the Company’s data and business processes against risk of data security breach and cyber attack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as adoption of standard data protection policies. We measure our data security effectiveness through industry-accepted methods and remediate significant findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification standards. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business resiliency preparedness. We also have processes in place to prevent disruptions resulting from our implementation of new software and systems. Employees are trained annually on cybersecurity wellness and our acceptable use policy and we have implemented phishing simulations to increase awareness and compliance. We also currently maintain a cyber insurance policy that provides coverage for security breaches; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
We have been subject to cyber attacks, ransomware and other security breaches, though these incidents historically have not had a significant impact on our business operations. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, and the sophistication of efforts by hackers to gain unauthorized access to information systems has continued to increase in recent years and may continue to do so. Despite continued vigilance in these areas, disruptions in or failures of information technology systems are possible and could have a negative impact on our operations or business reputation. For instance, in September 2023, we experienced a smishing breach, which did not have an impact on our consolidated financial statements. Promptly after extracting the threat actor, we worked with a cyber expert firm and determined that certain employee and third-party personal information was exposed. Failure of our systems, including failures due to cyber attacks, ransomware or other security breaches that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to our Company, our employees and those with whom we do business. This in turn could have a negative impact on our financial condition and results or operations. In addition, the cost to remediate any damages to our information technology systems suffered as a result of a cyber attack, ransomware or other security breach could be significant.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 15

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy
Information technology is important to our business operations, and we are committed to protecting the privacy, security and integrity of our data, as well as our employee and customer data. The Company has a comprehensive cybersecurity program in place for assessing, identifying and managing cybersecurity risks that is designed to protect its systems and data from unauthorized access, use or other security impact. This program is integrated into the Company’s overall Enterprise Risk Management and Resiliency process.
We continuously monitor and update our information technology networks and infrastructure to prevent, detect, address and mitigate risks associated with unauthorized access, misuse, computer viruses and other events that could have a security impact. We invest in industry standard security technology to protect the Company’s data and business processes against risk of cybersecurity incidents. Our data security management program includes identity, trust, vulnerability and threat management business processes, as well as adoption of standard data protection policies. We measure our data security effectiveness by benchmarking against industry-accepted methods and we work to remediate any significant findings. We maintain and routinely test backup systems and disaster recovery and also have processes in place to prevent disruptions resulting from our implementation of new software and systems.
The Company has a comprehensive incident response plan to address cybersecurity incidents. The Company’s incident response plan includes procedures for identifying, containing and responding to cybersecurity incidents and is subject to regular review and assessment to ensure that it is effective in protecting the Company’s information technology. To date, the Company believes that its cybersecurity program has been effective in protecting the confidentiality, integrity, and availability of its information; however, the Company cannot guarantee that its cybersecurity program will be successful in preventing all cybersecurity incidents. Further, we currently maintain a cyber insurance policy that provides coverage for security breaches; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
The Company engages external parties, including consultants, computer security firms and risk management and governance experts, to enhance its cybersecurity oversight. In order to oversee and identify risks from cybersecurity threats associated with the Company’s use of third-party service providers, we also have a third-party risk management program designed to help protect against the misuse of information technology by third parties and business partners, which includes certification of our major technology suppliers and any outsourced services through accepted security certification standards.
While we are regularly subject to cybersecurity attacks, ransomware and other security breaches, the Company has not experienced any material cybersecurity incidents or a series of related unauthorized occurrences for the year ended December 31, 2023. The Company does not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect the Company or its business strategy, results of operations or financial condition. However, as discussed under “Item 1A. Risk Factors,” specifically the risks titled “Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations,” the sophistication of cyber, ransomware and other security threats continues to increase, and the preventative actions we take to reduce the risk of these incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all cybersecurity attacks, ransomware and other security breaches and we may not be able to implement effective preventive measures against such security breaches in a timely manner.
Cybersecurity Governance and Oversight
The Company’s Board of Directors has a mix of experiences, skills, qualifications and backgrounds to support strategy and risk oversight, including expertise in cybersecurity and oversight of cybersecurity matters. This oversight is achieved through the Company’s Finance and Risk Management (“F&RM”) Committee, which is comprised of five members of our Board of Directors, and one Board member who serves in an ex-officio capacity. The F&RM Committee is responsible for reviewing key enterprise risks identified through our Enterprise Risk Management and

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 16

Resiliency process, which includes information security strategies and risks, as well as data privacy and protection risks and mitigation strategies (collectively, “Information Security”). At each regularly scheduled F&RM Committee meeting, management, through the Company’s Chief Information Security Officer (“CISO”), reports on Information Security controls, audits, guidelines and developments and the F&RM Committee is notified between such updates regarding significant new cybersecurity threats or incidents.
The CISO, who reports to the Chief Technology Officer (“CTO”), oversees a dedicated Information Security team that is supported by the Privacy Center of Excellence, and works in partnership with internal audit to review certain information technology-related internal controls with our independent auditors as part of the overall internal controls process. Our CTO, who reports to the Chief Executive Officer, has oversight of our Information Security team and leads the company’s global technology strategy, architecting and deploying digital capabilities that are innovative, flexible and prepared to meet the changing needs of our consumers, retail partners and employees.
The CISO’s cybersecurity experience includes over thirty years of Information Technology experience, including twenty years within the Information Security field. The CISO’s Information Security roles have included security engineering, security architecture, strategy development and execution, risk and compliance management and identity and access management and incident response. The Company’s CTO has over twenty years of experience, including deep expertise in developing cutting-edge automated systems, supply chain planning, optimization and simulation, artificial intelligence and predictive analytics. Additional experience held by the CTO is described further under Information about Our Executive Officers.
To ensure our employees are educated on potential cybersecurity threats or actions, we train our executive officers and global workforce on an ongoing basis in the event of a potential cyber threat or cybersecurity incident. Our Company-wide Information Security training program includes security awareness training, including regular phishing simulations, acceptable use training, cyber wellness trainings and other targeted trainings throughout the year. These trainings provide employees the opportunity to gain an understanding of the various forms of cybersecurity incidents and enable our employees to handle and report any suspicious activity or threat.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 17

Item 2.    PROPERTIES
Our principal properties include the following:

Country	Location	Type	Status (Own/Lease)
United States	Hershey, Pennsylvania (2 principal plants)	Manufacturing—confectionery products and pantry items	Own
	Lancaster, Pennsylvania	Manufacturing—confectionery products	Own
	Hazleton, Pennsylvania	Manufacturing—confectionery products	Own
	Robinson, Illinois	Manufacturing—confectionery products and pantry items	Own
	Stuarts Draft, Virginia	Manufacturing—confectionery products and pantry items	Own
	Edgerton, Kansas	Manufacturing—salty snack products	Own
	Bluffton, Indiana	Manufacturing—salty snack products	Lease
	Plymouth, Indiana	Manufacturing—salty snack products	Lease
	Lawrence, Kansas	Manufacturing—salty snack products	Lease
	Whitestown, Indiana	Manufacturing—salty snack products	Lease
	Annville, Pennsylvania	Distribution	Own
	Palmyra, Pennsylvania	Distribution	Own
	Edwardsville, Illinois	Distribution	Own
	Ogden, Utah	Distribution	Own
	Kennesaw, Georgia	Distribution	Lease
	Whitestown, Indiana	Distribution	Lease
	Hershey, Pennsylvania	Corporate administrative	Lease
	New York, New York	Retail	Lease
Canada	Brantford, Ontario	Distribution	Own
Mexico	Monterrey, Mexico	Manufacturing—confectionery products	Own
	El Salto, Mexico	Manufacturing—confectionery products and pantry items	Own
Malaysia	Johor, Malaysia	Manufacturing—confectionery products	Own
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
Item 3.    LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 15 to the Consolidated Financial Statements.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 18

SUPPLEMENTAL ITEM. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company, their positions and, as of February 16, 2024, their ages are set forth below.

Name	Age	Positions Held During the Last Five Years
Deepak Bhatia (1)	50	Senior Vice President, Chief Technology Officer (October 2023)
Michele G. Buck	62	Chairman of the Board, President and Chief Executive Officer (October 2019); President and Chief Executive Officer (March 2017)
Rohit Grover	51	President, International (April 2019); Vice President, General Manager, General China (January 2017)
Jennifer L. McCalman (2)	46	Vice President, Chief Accounting Officer (February 2021); Senior Director, Global Controller (March 2019)
Charles R. Raup	56	President, U.S. Confection (November 2022); President, U.S. (January 2020); Vice President, U.S. CMG (June 2018)
Jason R. Reiman	52	Senior Vice President, Chief Supply Chain Officer (June 2019); Vice President, Supply Chain Operations (August 2018)
Kristen J. Riggs	45	President, Salty Snacks (November 2022);
Senior Vice President, Chief Growth Officer (January 2020);
Vice President, Innovation and Strategic Growth Platforms (September 2019);
		Vice President, Commercial Planning (June 2018)
Christopher M. Scalia	48	Senior Vice President, Chief Human Resources Officer (January 2020); Vice President, Global Human Resources (March 2018)
James Turoff	47
Senior Vice President, General Counsel and Secretary (May 2021);
Acting General Counsel (December 2020);
Vice President, Deputy General Counsel (March 2019);
Vice President, SEC, Corporate Governance & Compliance (March 2018)

Steven E. Voskuil (3)	55	Senior Vice President, Chief Financial Officer (February 2021);
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (November 2019);
		Senior Vice President, Chief Financial Officer (May 2019)

There are no family relationships among any of the above-named officers of our Company.

(1) Mr. Bhatia was appointed Senior Vice President, Chief Technology Officer effective October 23, 2023. Prior to joining our Company he was the Vice President of Supply Chain Optimization Technologies (August 2021), Vice President of Technology, Inventory Planning & Control in Supply Chain Optimization Technologies (March 2019), and Director, Inventory Optimization, Simulations, S&OP in Inventory Planning & Control (April 2014) at Amazon.com, Inc., a multinational technology company.
(2)    Ms. McCalman was appointed Vice President, Chief Accounting Officer effective February 23, 2021. Prior to joining our Company she was Senior Director and Assistant Controller for Keurig Dr. Pepper (formerly Keurig Green Mountain) (May 2017), a beverage and coffeemaker company.
(3)    Mr. Voskuil was appointed Senior Vice President, Chief Financial Officer effective May 13, 2019. Prior to joining our Company he was Senior Vice President and Chief Financial Officer at Avanos Medical, Inc. (November 2014), a medical technology company.
Our Executive Officers are generally appointed each year at the organization meeting of the Board in May.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 19

PART II
Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is listed and traded principally on the New York Stock Exchange under the ticker symbol “HSY.” The Class B Common Stock (“Class B Stock”) is not publicly traded.
The closing price of our Common Stock on December 29, 2023 (the last business day of the of the fiscal year) was $186.44. There were 23,327 stockholders of record of our Common Stock and 5 stockholders of record of our Class B Stock as of December 31, 2023.
We paid $889.1 million in cash dividends on our Common Stock and Class B Stock in 2023 and $775.0 million in 2022. The annual dividend rate on our Common Stock in 2023 was $4.456 per share.
On February 7, 2024, our Board declared a quarterly dividend of $1.370 per share of Common Stock payable on March 15, 2024, to stockholders of record as of February 20, 2024. It is the Company’s 376th consecutive quarterly Common Stock dividend. A quarterly dividend of $1.245 per share of Class B Stock also was declared.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
October 2 through October 29	—	$—	—	$370,073
October 30 through November 26	127,609	$196.33	—	$370,073
November 27 through December 31	—	$—	—	$370,073
Total	127,609	$—	—
(1) During the three months ended December 31, 2023, 127,609 shares of Common Stock were purchased in open market transactions in connection with our standing authorization to buy back shares sufficient to offset those issued under incentive compensation plans, which authorization does not have a dollar or share limit and is not included in our share repurchase authorizations described in the following note (2).
(2) In July 2018, our Board of Directors approved a $500 million share repurchase authorization. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. As a result of the February 2023 Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “School Trust”), the July 2018 share repurchase authorization was completed and as of December 31, 2023, approximately $370 million remained available for repurchases of our Common Stock under our May 2021 share repurchase authorization. In December 2023, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2021 authorization is completed and is to be utilized at management’s discretion. The May 2021 and December 2023 share repurchase programs do not have an expiration date.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 20

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

Comparison of 5 Year Cumulative Total Return*
Among The Hershey Company, the S&P 500 Index,
and the S&P 500 Packaged Foods Index

	December 31,
Company/Index	2018	2019	2020	2021	2022	2023
The Hershey Company	$100	$140	$148	$192	$234	$193
S&P 500 Index	$100	$131	$156	$200	$164	$207
S&P 500 Packaged Foods Index	$100	$131	$137	$155	$169	$156

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.     [RESERVED]

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 21

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
◦To expand our breadth in snacking and become a leading snacking powerhouse, we are focused on continuing to expand the boundaries of our core confection brands to capture new snacking occasions and increasing our exposure into new snack categories through acquisitions. Our expansion into snacking was fueled by the acquisitions of Dot’s and Pretzels in December 2021 and the acquisition of Weaver in 2023, which are included in our North America Salty Snacks segment.

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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 22

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
◦We believe our employees are among our most important resources and are critical to our continued success. We utilize continuous listening surveys that are distributed throughout the year to all employees globally to hear their thoughts on the Company’s direction and their place in it. These continuous touchpoints allow for real-time feedback and action from the Company. These surveys are further supplemented with quarterly and informative enterprise and team town halls, which, in conjunction with the continuous listening surveys, generate stronger employee engagement with the Company’s strategy, initiatives and leadership.
◦Our diverse and inclusive culture makes the difference across all areas of the business. Our gender representation includes women occupying many of the top positions in the Company, including Chief Executive Officer and Chairman of the Board, Chief Accounting Officer and President, Salty Snacks, and approximately 50% representation across the Company. In 2023, we maintained fair and equitable pay achievements, including 1:1 aggregate people of color pay equity (2021) and 1:1 aggregate gender pay (2020) for salaried employees in the United States.
◦We continue to make progress on our ESG priorities and continue to elevate these ESG initiatives for a greater global impact. Through our focus on sustainability and social impact across our value chain, we continue to improve and focus on the lives of cocoa farmers and cocoa communities, the environmental priorities of climate change and the role of packaging in our business, responsibly and sustainably sourcing the inputs to our products and increasing investments in human rights and diversity initiatives and growing diverse representation across the organization.
OVERVIEW
Hershey is a global confectionery leader known for making more moments of goodness through chocolate, sweets, mints and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 90 brand names in approximately 80 countries worldwide.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 23

innovation. Additionally, we completed the acquisition of Dot’s Pretzels, LLC (“Dot’s”), previously a privately held company that produces and sells pretzels and other snack food products to retailers and distributors in the United States, with Dot’s Homestyle Pretzels snacks as its primary product, which complements Hershey’s snacks portfolio.
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
TRENDS AFFECTING OUR BUSINESS
Throughout 2023, the rate of inflation has slowed; however, negative macroeconomic conditions and future outlook, including fears of a pending recession, have negatively impacted consumer behaviors. Net sales and net income increased during the year ended December 31, 2023; however, this was primarily driven by price increases on certain products across our portfolio. Additionally, we continued to experience corresponding incremental costs and gross margin pressures during the year ended December 31, 2023 (see Consolidated Results of Operations included in this MD&A). Despite specific actions taken to mitigate these gross margin pressures, higher prices for direct materials used to manufacture our products were, and continue to be, the primary incremental cost to our business. We utilize many exchange traded commodities for our business that are subject to price volatility, specifically cocoa products, which experienced an average increase in market prices of approximately 32% during 2023. We continue to monitor and use our risk management strategy where possible to hedge commodity prices in order to mitigate corresponding increases in our raw materials and energy costs.

Furthermore, certain geopolitical events, specifically the conflict between Russia and Ukraine, have increased global economic and political uncertainty. For the year ended December 31, 2023, this conflict did not have a material impact on our commodity prices or supply availability. However, we are continuing to monitor for any significant escalation or expansion of economic or supply chain disruptions or broader inflationary costs, which may result in material adverse effects on our results of operations.

As of December 31, 2023, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements in both the short-term and in the long-term; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).

Based on the length and severity of fluctuating levels of inflation, including price volatility for our commodities, the likelihood of a potential recession, changes in consumer shopping and consumption behavior, and changes in geopolitical events, including the ongoing conflict between Russia and Ukraine, we may experience increasing supply chain costs, higher inflation and other impacts to our business. We will continue to evaluate the nature and extent of these potential and evolving impacts on our business, consolidated results of operations, segment results, liquidity and capital resources.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 24

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Change
For the years ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
In millions of dollars except per share amounts
Net sales	$11,165.0	$10,419.3	$8,971.3	7.2%	16.1%
Cost of sales	6,167.2	5,920.5	4,922.7	4.2%	20.3%
Gross profit	4,997.8	4,498.8	4,048.6	11.1%	11.1%
Gross margin	44.8%	43.2%	45.1%
Selling, Marketing & Administrative (“SM&A”) expense	2,436.5	2,236.0	2,001.4	9.0%	11.7%
SM&A expense as a percent of net sales	21.8%	21.5%	22.3%
Business realignment costs	0.4	2.0	3.5	(77.8)%	(43.6)%
Operating profit	2,560.9	2,260.8	2,043.7	13.3%	10.6%
Operating profit margin	22.9%	21.7%	22.8%
Interest expense, net	151.8	137.6	127.4	10.3%	8.0%
Other (income) expense, net	237.2	206.1	119.1	15.1%	73.1%
Provision for income taxes	310.1	272.3	314.4	13.9%	(13.4)%
Effective income tax rate	14.3%	14.2%	17.5%
Net income including noncontrolling interest	1,861.8	1,644.8	1,482.8	13.2%	10.9%
Less: Net gain (loss) attributable to noncontrolling interest	—	—	5.3	NM	NM
Net income attributable to The Hershey Company	$1,861.8	$1,644.8	$1,477.5	13.2%	11.3%
Net income per share—diluted	$9.06	$7.96	$7.11	13.8%	12.0%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Net Sales
2023 compared with 2022
Net sales were $11,165.0 million in 2023 compared to $10,419.3 million in 2022, an increase of $745.7 million, or 7.2%. The net sales increase reflects a favorable price realization of 8.3% due to higher list prices across all segments and by a favorable impact from foreign currency exchange rates of 0.2%. These increases were slightly offset by a volume decrease of 1.3% due to a decrease in consumer demand primarily in everyday core U.S. confection brands.
2022 compared with 2021
Net sales were $10,419.3 million in 2022 compared to $8,971.3 million in 2021, an increase of $1,448.0 million, or 16.1%. The net sales increase reflects a volume increase of 8.0% due to higher prices on certain products, a 4.3% benefit from net acquisitions and divestitures driven by the 2021 acquisitions of Lily’s, Dot’s and Pretzels and a volume increase of 4.0% due to an increase in consumer demand primarily in everyday core U.S. confection brands and salty snack brands. These increases were slightly offset by an unfavorable impact from foreign currency exchange rates of 0.2%.
Key U.S. Marketplace Metrics
For the full year 2023, our total U.S. retail takeaway increased 6.0% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway increased 6.0% and experienced a CMG market share decline of 83 basis points. Our Salty consumer takeaway increased 5.6% and experienced a Salty market share decline of 9 basis points.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 25

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
Cost of Sales and Gross Margin
2023 compared with 2022
Cost of sales were $6,167.2 million in 2023 compared to $5,920.5 million in 2022, an increase of $246.7 million, or 4.2%. The increase included $356.2 million of unfavorable costs driven by higher supply chain costs, including higher labor costs partially offset by lower logistics costs, and unfavorable mix. The increase was further driven by an incremental $97.7 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases (See Item 7A - Quantitative and Qualitative Disclosures About Market Risk for more information). These increases were partially offset by $207.2 million of favorable supply chain productivity and price realization.

Gross margin was 44.8% in 2023 compared with 43.2% in 2022, an increase of 160 basis points. The increase was driven by favorable price realization and increased supply chain productivity. The increase was partially offset by unfavorable activity on our mark-to-market impact from commodity derivative instruments, higher supply chain costs, including higher labor costs and increased waste. The increase was further driven by unfavorable mix and foreign exchange rates.
2022 compared with 2021
Cost of sales were $5,920.5 million in 2022 compared with $4,922.7 million in 2021, an increase of $997.8 million, or 20.3%. The increase included $767.7 million of unfavorable costs driven by higher sales volume and higher supply chain inflation costs, including higher logistics and labor costs. The increase was further driven by an incremental $40.8 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases. Additionally, we incurred incremental costs of $263.3 million associated with our 2021 acquisitions of Dot’s and Pretzels. These increases were offset by $74.0 million of favorable price realization and supply chain productivity.
Gross margin was 43.2% in 2022 compared with 45.1% 2021, a decrease of 190 basis points. The decrease was driven by unfavorable year-over-year mark-to-market impact from commodity derivative instruments, higher supply chain inflation costs, including higher logistics and labor costs, and unfavorable product mix. These declines were offset by favorable price realization and volume increases.
Selling, Marketing and Administrative
2023 compared with 2022
Selling, marketing and administrative (“SM&A”) expenses were $2,436.5 million in 2023 compared to $2,236.0 million in 2022, an increase of $200.5 million, or 9.0%. The increase was driven by increased corporate expenses. Total advertising and related consumer marketing expenses increased 12.2% driven by North America Confectionery and North America Salty Snacks. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 7.5% in 2023 driven by higher compensation costs and investments in capabilities and technology across segments.
2022 compared with 2021
SM&A expenses were $2,236.0 million in 2022 compared to $2,001.4 million in 2021, an increase of $234.6 million, or 11.7%, driven by increased corporate expenses. Total advertising and related consumer marketing expenses increased 2.7% driven by advertising increases in our confectionery brands and increased investment in our salty snacks portfolio, which were partially offset by cost efficiencies related to new media partners. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 16.3% in 2022 driven by an increase in acquisition and integration related costs, as well as higher compensation costs, investments in capabilities and technology and broad-based marketplace inflation.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 26

Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. In 2023, 2022 and 2021, we recorded business realignment costs of $0.4 million, $2.0 million and $3.5 million, respectively. The 2023, 2022, and 2021 costs related primarily to the International Optimization Program, a program focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. Additionally, in February 2024, the Board of Directors approved the Advancing Agility & Automation Initiative, which is a multi-year productivity program to improve supply chain and manufacturing-related spend, optimize selling, general and administrative expenses, leverage new technology and business models to further simplify and automate processes, and generate long-term savings. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
2023 compared with 2022
Operating profit was $2,560.9 million in 2023 compared to $2,260.8 million in 2022, an increase of $300.1 million, or 13.3%. The increase was predominantly due to higher gross profit, partially offset by higher SM&A expenses, as noted above. Operating profit margin increased to 22.9% in 2023 from 21.7% in 2022 by the same factors noted above in gross margin.
2022 compared with 2021
Operating profit was $2,260.8 million in 2022 compared to $2,043.7 million in 2021, an increase of $217.1 million, or 10.6%. The increase was predominantly due to higher gross profit, partially offset by higher SM&A expenses, as noted above. Operating profit margin decreased to 21.7% in 2022 from 22.8% in 2021 driven by these same factors.
Interest Expense, Net
2023 compared with 2022
Net interest expense was $151.8 million in 2023 compared to $137.6 million in 2022, an increase of $14.2 million, or 10.3%. The increase was primarily due to higher rates on short-term debt balances in 2023 versus 2022, specifically related to outstanding commercial paper borrowings, and higher rates on long-term debt balances, specifically related to the $350 million 4.25% Notes and $400 million 4.50% Notes issued in May 2023. The increase in the expense was partially offset by an increase in interest income.
2022 compared with 2021
Net interest expense was $137.6 million in 2022 compared to $127.4 million in 2021, an increase of $10.2 million, or 8.0%. The increase was primarily due to higher rates on short-term debt balances in 2022 versus 2021, specifically related to outstanding commercial paper borrowings. The increase was partially offset due to lower average long-term debt balances, specifically resulting from the repayment of $84.7 million of 8.800% Debentures upon their maturity in February 2021 and $350 million of 3.100% Notes upon their maturity in May 2021.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 27

Other (Income) Expense, Net
2023 compared with 2022
Other (income) expense, net totaled an expense of $237.2 million in 2023 versus an expense of $206.1 million in 2022, an increase of $31.1 million, or 15.1%. The increase in the net expense was primarily driven by an increase of $22.2 million of higher write-downs on equity investments qualifying for tax credits in 2023 versus 2022 and an increase of $9.5 million of higher non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.
2022 compared with 2021
Other (income) expense, net totaled an expense of $206.1 million in 2022 versus an expense of $119.1 million in 2021, an increase of $87.0 million, or 73.1%. The increase in the net expense was primarily driven by an increase of $75.4 million of higher write-downs on equity investments qualifying for tax credits in 2022 versus 2021 and an increase of $13.3 million of non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.
Income Taxes and Effective Tax Rate
2023 compared with 2022
Our effective income tax rate was 14.3% for 2023 compared with 14.2% for 2022. Relative to the 21% statutory rate, the 2023 effective tax rate benefited from investment tax credits, partially offset by state taxes. The 2022 effective rate, relative to the 21% statutory rate, benefited from investment tax credits, partially offset by state taxes.
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

Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
2023 compared with 2022
Net income was $1,861.8 million in 2023 compared to $1,644.8 million in 2022, an increase of $217.0 million, or 13.2%. EPS-diluted was $9.06 in 2023 compared to $7.96 in 2022, an increase of $1.1, or 13.8%. The increase in both net income and EPS-diluted was driven primarily by higher gross profit, partially offset by higher SM&A expenses, higher income taxes, and higher other income and expenses. Our 2023 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs..
2022 compared with 2021
Net income was $1,644.8 million in 2022 compared to $1,477.5 million in 2021, an increase of $167.3 million, or 11.3%. EPS-diluted was $7.96 in 2022 compared to $7.11 in 2021, an increase of $0.85, or 12.0%. The increase in both net income and EPS-diluted was driven primarily by higher gross profit and lower income taxes, partially offset by higher SM&A expenses and higher other income and expenses. Our 2022 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 28

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
Our segment results, including a reconciliation to our consolidated results, were as follows:

For the years ended December 31,	2023	2022	2021
In millions of dollars
Net Sales:
North America Confectionery	$9,123.1	$8,536.5	$7,682.4
North America Salty Snacks	1,092.7	1,029.4	555.4
International	949.2	853.4	733.5
Total	$11,165.0	$10,419.3	$8,971.3

Segment Income:
North America Confectionery	$3,117.0	$2,811.1	$2,475.9
North America Salty Snacks	158.3	159.9	100.7
International	148.3	107.9	74.2
Total segment income	3,423.6	3,078.9	2,650.8
Unallocated corporate expense (1)	800.4	735.5	614.9
Unallocated mark-to-market losses (gains) on commodity derivatives (2)	58.9	78.2	(24.4)
Costs associated with business realignment activities	3.4	4.4	16.6
Operating profit	2,560.9	2,260.8	2,043.7
Interest expense, net	151.8	137.6	127.4
Other (income) expense, net	237.2	206.2	119.1
Income before income taxes	$2,171.9	$1,917.0	$1,797.2
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 29

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery accounted for 81.7%, 81.9% and 85.6% of our net sales in 2023, 2022 and 2021, respectively. North America Confectionery results for the years ended December 31, 2023, 2022 and 2021 were as follows:

				Percent Change
For the years ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
In millions of dollars
Net sales	$9,123.1	$8,536.5	$7,682.4	6.9%	11.1%
Segment income	3,117.0	2,811.1	2,475.9	10.9%	13.5%
Segment margin	34.2%	32.9%	32.2%
2023 compared with 2022
Net sales of our North America Confectionery segment were $9,123.1 million in 2023 compared to $8,536.5 million in 2022, a increase of $586.6 million, or 6.9%. The increase reflected a favorable price realization of 9.0% due to price increases on certain products across our portfolio. The increases were partially offset by a volume decrease of 1.9% driven by a decrease in everyday core U.S. confection brands, and an unfavorable impact from foreign currency exchange rates of 0.2%.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales for licensing and owned retail increased approximately 12.1% during 2023 compared to 2022.
Our North America Confectionery segment income was $3,117.0 million in 2023 compared to $2,811.1 million in 2022, a increase of $305.9 million, or 10.9%. The increase was primarily due to favorable price realization and supply chain productivity, partially offset by higher supply chain costs, including higher labor costs, as well as unfavorable product mix.
2022 compared with 2021
Net sales of our North America Confectionery segment were $8,536.5 million in 2022 compared to $7,682.4 million 2021, an increase of $854.1 million, or 11.1%. The increase reflected a favorable price realization of 8.1% due to higher prices on certain products, a volume increase of 2.8% due to an increase in everyday core U.S. confection brands, and a 0.4% benefit from the 2021 acquisition of Lily’s. These increases were partially offset by an unfavorable impact from foreign currency exchange rates of 0.2%.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales for licensing and owned retail increased approximately 12.7% during 2022 compared to 2021.
Our North America Confectionery segment income was $2,811.1 million in 2022 compared to $2,475.9 million in 2021, an increase of $335.2 million, or 13.5%. The increase was primarily due to favorable price realization and volume increases, partially offset by higher supply chain inflation costs, including higher logistics and labor costs, as well as, unfavorable product mix.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 30

North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks accounted for 9.8%, 9.9% and 6.2% of our net sales in 2023, 2022 and 2021, respectively. North America Salty Snacks results for the years ended December 31, 2023, 2022 and 2021 were as follows:

				Percent Change
For the years ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
In millions of dollars
Net sales	$1,092.7	$1,029.4	$555.4	6.1%	85.3%
Segment income	158.3	159.9	100.7	(1.0)%	58.8%
Segment margin	14.5%	15.5%	18.1%
2023 compared with 2022
Net sales for our North America Salty Snacks segment were $1,092.7 million in 2023 compared to $1,029.4 million in 2022, an increase of $63.3 million, or 6.1%. The increase reflected a favorable price realization of 5.4% due to price increases on products across our portfolio, primarily SkinnyPop and Dot’s Homestyle Pretzels snacks, and a volume increase of 0.7%, primarily related to Dot’s Homestyle Pretzels snacks.
Our North America Salty Snacks segment income was $158.3 million in 2023 compared to $159.9 million in 2022 a decrease of $1.6 million, or 1.0%. The decrease is primarily due to increased advertising and related consumer marketing costs and costs related to the voluntary removal of certain Paqui branded items in 2023. The decrease was partially offset by favorable price realization and favorable product mix.
2022 compared with 2021
Net sales for our North America Salty Snacks segment was $1,029.4 million in 2022 compared to $555.4 million in 2021, an increase of $474.0 million, or 85.3%. The increase reflected a 64.0% benefit from the 2021 acquisitions of Dot’s and Pretzels, a favorable price realization of 12.0% due to higher prices on certain products and a volume increase of 9.3% primarily related to SkinnyPop and Pirates Booty snacks.
Our North America Salty Snacks segment income was $159.9 million in 2022 compared to $100.7 million in 2021, an increase of $59.2 million, or 58.8%. The increase is primarily due to favorable price realization and volume increases, partially offset by higher supply chain inflation costs, including higher logistics and labor costs, as well as, unfavorable product mix.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 31

International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently, have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Latin America, as well as Europe, Asia, the Middle East and Africa (“AMEA”) and other regions. International results, which accounted for 8.5%, 8.2% and 8.2% of our net sales in 2023, 2022 and 2021, respectively. International results for the years ended December 31, 2023, 2022 and 2021 were as follows:

				Percent Change
For the years ended December 31,	2023	2022	2021	2023 vs 2022	2022 vs 2021
In millions of dollars
Net sales	$949.2	$853.4	$733.5	11.2%	16.3%
Segment income	148.3	107.9	74.2	37.4%	45.4%
Segment margin	15.6%	12.6%	10.1%
2023 compared with 2022
Net sales of our International segment were $949.2 million in 2023 compared to $853.4 million in 2022, an increase of $95.8 million, or 11.2%. The increase reflected a favorable price realization of 4.7%, driven by price increases across the segment, a favorable impact from foreign currency exchange rates of 3.4%, primarily driven by Mexico, and a volume increase of 3.1%. The net sales increase was primarily attributable to World Travel Retail, Mexico and Brazil & Latin America, where net sales increased 15.6%, 14.3% and 13.0%, respectively.
Our International segment income was $148.3 million in 2023 compared to $107.9 million in 2022, an increase of $40.4 million, or 37.4%, primarily resulting from favorable price realization, favorable foreign currency exchange rates, and minimal volume increases, partially offset by increased supply chain costs.
2022 compared with 2021
Net sales of our International segment were $853.4 million in 2022 compared to $733.5 million in 2021, an increase of $119.9 million, or 16.3% reflecting a volume increase of 11.9%, a favorable price realization of 4.1%, and a favorable impact from foreign currency exchange rates of 0.3%. The volume increase was primarily attributed to solid marketplace growth in Brazil, Mexico and India, where net sales increased by 21.6%, 20.6% and 13.7%, respectively. Our International segment also includes world travel retail, where net sales increased approximately 28.6%.
Our International segment income was $107.9 million in 2022 compared to $74.2 million in 2021, an increase of $33.7 million, or 45.4%, primarily resulting from volume increases, favorable price realization, and the execution of our International Optimization Program in China, as we streamline and optimize our China operating model.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 32

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
Unallocated corporate expense totaled $800.4 million in 2023 as compared to $735.5 million in 2022, an increase of $64.9 or, or 8.8%. The increase was primarily driven by incremental investments in capabilities and technology, higher compensation costs, and an increase in acquisition and integration related costs.
Unallocated corporate expense totaled $735.5 million in 2022 as compared to $614.9 million in 2021, an increase of $120.6 million, or 19.6%. The increase was primarily driven by an increase in acquisition and integration related costs, as well as higher compensation costs, investments in capabilities and technology and broad-based marketplace inflation.
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
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

In millions of dollars	2023	2022	2021
Net cash provided by (used in):
Operating activities	$2,323.2	$2,327.8	$2,082.9
Investing activities	(1,198.7)	(787.4)	(2,222.8)
Financing activities	(1,148.3)	(1,415.7)	(681.1)
Effect of exchange rate changes on cash and cash equivalents	(38.2)	9.9	(5.1)
Less: Cash classified as assets held for sale	—	—	11.4
(Decrease) increase in cash and cash equivalents	$(62.0)	$134.6	$(814.7)
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
We generated cash of $2.32 billion from operating activities in 2023, a decrease of $4.6 million compared to $2.33 billion in 2022. The decrease in net cash provided by operating activities was mainly driven by the following factors:
•In the aggregate, select net working capital items, specifically, trade accounts receivable, inventory, accounts payable and accrued liabilities, consumed cash of $209.0 million in 2023, compared to $8.6 million in 2022. This $200.4 million fluctuation was mainly driven by mainly driven by an increase in cash used by accounts receivable due to an increase in sales of U.S. seasonal products and the timing of vendor and supplier payments.
•Timing of income tax payments contributed to a decrease in operating cash of $32.5 million in 2023, compared to an increase of $5.0 million in 2022. This $37.5 million fluctuation was primarily due to the variance in actual tax

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 33

expense for 2023 relative to the timing of quarterly estimated tax payments. We paid cash of $303.9 million for income taxes during 2023 compared to $221.3 million in the same period of 2022.
•Other assets and liabilities consumed cash of $100.4 million in 2023, compared to $25.7 million in 2022. This $74.7 million fluctuation was primarily due to our purchase of an irrevocable group annuity contract to settle a portion of our post retirement benefit obligation.
•The decrease in cash provided by operating activities was partially offset by the following net cash inflows:
◦Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, write-down of equity investments and other charges) resulted in $256.7 million of higher cash flow in 2023 relative to 2022.
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
Pension and Post-Retirement Activity. We recorded net periodic benefit costs of $43.2 million, $36.3 million and $28.4 million in 2023, 2022 and 2021, respectively, relating to our benefit plans (including our defined benefit and other post retirement plans). The main drivers of fluctuations in expense from year to year are assumptions in formulating our long-term estimates, including discount rates used to value the service and interest costs and the amortization of actuarial gains and losses.
The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Cash contributions to our pension and post retirement plans totaled $27.6 million, $78.5 million and $51.1 million in 2023, 2022 and 2021, respectively.
Investing activities
Our principal uses of cash for investment purposes relate to purchases of property, plant and equipment and capitalized software, as well as acquisitions of businesses, partially offset by proceeds from sales of property, plant and equipment. We used cash of $1.2 billion for investing activities in 2023 compared to $0.8 billion in 2022, with the increase in cash spend driven by an increase of investments in capabilities and technology as well as a higher level of acquisition activity. We used cash of $2.2 billion for investing activities in 2021, with the decrease in 2022 in cash spend driven by lower levels of acquisition activity, partially offset by higher capital spend and investment tax credits.
Primary investing activities include the following:
•Capital spending. Capital expenditures, including capitalized software, primarily to support our ERP system implementation, capacity expansion, innovation and cost savings, were $771.1 million in 2023, $519.5 million in 2022 and $495.9 million in 2021. For each of the years presented, our expenditures increased due to progress on capacity expansion projects and our ERP system implementation. We expect 2024 capital expenditures, including capitalized software, to approximate $600 million to $650 million. The decrease in our 2024 capital expenditures is largely driven by the wind down of our key strategic initiatives, including completion of the upgrade of a new ERP system across the enterprise in 2024. We intend to use our existing cash and internally generated funds to meet our 2024 capital requirements.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 34

•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $256.8 million in 2023, $275.5 million in 2022 and $128.4 million in 2021 in projects qualifying for tax credits.
•Business acquisitions. In 2023, we spent $165.8 million to acquire Weaver (May 2023). In 2022, we had no acquisition activity. In 2021, we spent an aggregate $1.6 billion to acquire Lily's (June 2021), as well as Dot’s and Pretzels (December 2021). Further details regarding our business acquisition activity is provided in Note 2 to the Consolidated Financial Statements.
•Other investing activities. In 2023, 2022, and 2021, our other investing activities were minimal.
Financing activities
Our cash flow from financing activities generally relates to the use of cash for purchases of our Common Stock and payment of dividends, offset by net borrowing activity and proceeds from the exercise of stock options. Financing activities in 2023 used cash of $1.1 billion, compared to cash used of $1.4 billion in 2022. We used cash of $0.7 billion for financing activities in 2021.
The majority of our financing activity was attributed to the following:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. In 2023, our short-term borrowings increased $26.0 million predominately through the issuance of short-term commercial paper, as well as an increase in short-term foreign bank borrowings. In 2022, we used cash of $245.6 million to reduce a portion of our short-term commercial paper borrowings originally used to fund our 2021 acquisitions of Dot’s and Pretzels, partially offset by an increase in short-term foreign bank borrowings. In 2021, we generated cash flow of $869.0 million predominantly through the issuance of short-term commercial paper.
•Long-term debt borrowings and repayments.  In May 2023, we repaid $250 million of 2.625% Notes and $500 million of 3.375% Notes due upon their maturities. In May 2023, we issued $350 million of 4.250% Notes due in May 2028 and $400 million of 4.500% Notes due in May 2033 (the “2023 Notes”). Proceeds from the issuance of the 2023 Notes, net of discounts and issuance costs, totaled $744.1 million. In 2022, long-term debt activity was minimal. In February 2021 and May 2021, we repaid $84.7 million of 8.800% Debentures and $350 million of 3.100% Notes due upon their maturities, respectively. In 2024, we expect our long-term debt repayments to approximate $300 million upon the maturity of $300 million of 2.050% Notes due in November 2024.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $889.1 million in 2023, $775.0 million in 2022 and $686.0 million in 2021. Dividends per share of Common Stock increased 15.0% to $4.456 per share in 2023 compared to $3.874 per share in 2022, while dividends per share of Class B Common Stock increased 15.0% in 2023. Details regarding our 2023 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	April 2, 2023	July 2, 2023	October 1, 2023	December 31, 2023
Dividends paid per share – Common stock	$1.036	$1.036	$1.192	$1.192
Dividends paid per share – Class B common stock	$0.942	$0.942	$1.083	$1.083
Total cash dividends paid	$207.4	$206.1	$237.8	$237.8
Declaration date	January 31, 2023	April 25, 2023	July 27, 2023	October 25, 2023
Record date	February 17, 2023	May 19, 2023	August 18, 2023	November 17, 2023
Payment date	March 15, 2023	June 15, 2023	September 15, 2023	December 15, 2023

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 35

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

In millions	2023	2022	2021
Milton Hershey School Trust repurchase (1)(2)	$239.9	$203.4	$—
Shares repurchased in the open market under pre-approved share repurchase programs (2)	—	—	150.0
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	$27.4	$185.6	$308.0
Cash used for total share repurchases (excluding excise tax)	$267.3	$389.0	$458.0
Total shares repurchased under pre-approved share repurchase programs	1.0	—	0.9
(1) In February 2023 and 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, pursuant to which the Company purchased 1,000,000 shares in 2023 and 2022 of the Company’s Common Stock from the School Trust at a price equal to $239.91 per share, for a total purchase price of $239.9 million in 2023. In 2022 the Company purchased the common stock at a price equal to $203.35 per share, for a total purchase price of $203.4 million. As a result of the 2023 share repurchase, our July 2018 share repurchase authorization program was completed, and approximately $370.1 million remains available for repurchases under our May 2021 share repurchase authorization.
(2) In July 2018, our Board of Directors approved a $500 million share repurchase authorization. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. As a result of the February 2023 Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, the July 2018 share repurchase authorization was completed and as of December 31, 2023, approximately $370.1 million remained available for repurchases under our May 2021 share repurchase authorization. In December 2023, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2021 authorization is completed and is to be utilized at management’s discretion. These share repurchase programs do not have an expiration date. We expect 2024 share repurchases to be in line with our traditional buyback strategy.
•Proceeds from the exercise of stock options, including tax benefits. In 2023 we received $26.0 million from employee exercises of stock options and paid $35.0 million of employee taxes withheld from share-based awards. In 2022 we received $34.2 million from employee exercises of stock options and paid $35.5 million of employee taxes withheld from share-based awards. In 2021 we received $33.2 million from employee exercises of stock options, net of employee taxes withheld from share-based awards. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 36

Financial Condition
At December 31, 2023, our cash and cash equivalents totaled $401.9 million. At December 31, 2022, our cash and cash equivalents totaled $463.9 million. Our cash and cash equivalents at the end of 2023 decreased $62.0 million compared to the 2022 year-end balance as a result of the net uses of cash outlined in the previous discussion.
Approximately 80% of the balance of our cash and cash equivalents at December 31, 2023 was held by subsidiaries domiciled outside of the United States. A majority of this balance is distributable to the United States without material tax implications, such as withholding tax. We intend to continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.
We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity. Our total short- and long-term debt was $4.8 billion at December 31, 2023 and December 31, 2022. Our total debt remained consistent in 2023 primarily due to the repayment of $250 million of 2.625% Notes and $500 million of 3.375% Notes due upon their maturity in May 2023 offset by the issuance of $350 million of 4.250% Notes due in May 2028 and $400 million of 4.500% Notes due in May 2033.
As a source of short-term financing, we maintain a $1.35 billion unsecured revolving credit facility with the option to increase borrowings by an additional $500 million with the consent of the lenders. As of December 31, 2023, the termination date of this agreement is April 26, 2028, however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions. As of December 31, 2023, we had $822 million of available capacity under the agreement. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. We were in compliance with all covenants as of December 31, 2023.
In addition to the revolving credit facility, we maintain lines of credit in various currencies with domestic and international commercial banks. As of December 31, 2023, we had available capacity of $219 million under these lines of credit.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 37

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
Material Cash Requirements
The following table summarizes our future material cash requirements as of December 31, 2023:

	Payments due by Period
In millions of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt (primarily U.S. commercial paper)	$719.8	$719.8	$—	$—	$—
Long-term notes (excluding finance lease obligations)	4,043.6	300.0	1,100.0	543.6	2,100.0
Interest expense (1)	1,244.1	122.0	218.0	162.7	741.4
Operating lease obligations (2)	397.1	44.7	58.1	51.1	243.2
Finance lease obligations (3)	170.7	10.2	14.1	8.5	137.9
Unconditional purchase obligations (4)	2,891.8	2,111.1	631.2	28.4	121.1
Total obligations	$9,467.1	$3,307.8	$2,021.4	$794.3	$3,343.6
(1) Includes the net interest payments on fixed rate debt associated with long-term notes.
(2) Includes the minimum rental commitments (including imputed interest) under non-cancelable operating leases primarily for offices, retail stores, warehouses and distribution facilities.
(3) Includes the minimum rental commitments (including imputed interest) under non-cancelable finance leases primarily for offices and warehouse facilities, as well as machinery and equipment and vehicles.
(4) Purchase obligations consist primarily of fixed commitments for the purchase of raw materials to be utilized in the normal course of business. Amounts presented include fixed price forward contracts and unpriced contracts that were valued using market prices as of December 31, 2023. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at year-end 2023, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Such amounts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 38

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
Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 39

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
Accrued Liabilities for Trade Promotion Activities
We promote our products with advertising, trade promotions and consumer incentives. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs and other direct marketing expenses as incurred. We recognize the costs of trade promotion and consumer incentive activities as a reduction to net sales along with a corresponding accrued liability based on estimates at the time of revenue recognition. These estimates are based on our analysis of the programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2023, 2022, and 2021, actual annual promotional costs have not deviated from the estimated amount by more than 3%. Our trade promotion and consumer incentive accrued liabilities totaled $194.0 million and $215.7 million at December 31, 2023 and 2022, respectively.
Pension and Other Post-Retirement Benefits Plans
We sponsor various defined benefit pension plans. The primary plans were The Hershey Company Retirement Plan (“Retirement Plan”) and the Hershey Company Retirement Plan for Hourly Employees (“Hourly Plan”). These are cash balance plans that provide pension benefits for most U.S. employees hired prior to January 1, 2007. Effective December 31, 2023, the Hourly Plan merged into the Retirement Plan and the name was changed to The Hershey Retirement Plan for Salaried and Hourly Employees. We also sponsor two primary other post-employment benefit (“OPEB”) plans, consisting of a health care plan and life insurance plan for retirees. The health care plan is contributory, with participants’ contributions adjusted annually, and the life insurance plan is non-contributory.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 40

allocations are regularly reviewed and periodically rebalanced to the targeted allocations when considered appropriate. Investment gains or losses represent the difference between the expected return estimated using the long-term rate of return and the actual return realized. For 2023, we increased the expected return on plan assets assumption to 6.7% from the 6.3% assumption used during 2022. The historical average return (compounded annually) over the 20 years prior to December 31, 2023 was approximately 6.7%.

As of December 31, 2023, our plans had cumulative unrecognized investment and actuarial losses of approximately $181 million. We amortize the unrecognized net actuarial gains and losses in excess of the corridor amount, which is the greater of 10% of a respective plan’s projected benefit obligation or the fair market value of plan assets. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the expected long-term rate of investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations or (iii) other actuarial gains when actual plan experience is favorable as compared to the assumed experience. A 100 basis point decrease or increase in the long-term rate of return on pension assets would correspondingly increase or decrease annual net periodic pension benefit expense by approximately $7 million.

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
A 100 basis point decrease (increase) in the weighted-average pension discount rate would increase (decrease) annual net periodic pension benefit expense by approximately $5 million and the December 31, 2023 pension liability would increase by approximately $57 million or decrease by approximately $49 million, respectively.
Pension expense for defined benefit pension plans is expected to be approximately $13 million in 2024. Pension expense beyond 2024 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.
Other Post-Employment Benefit Plans
Changes in significant assumptions could affect consolidated expense and benefit obligations, particularly the discount rates used to calculate such obligations:
•Discount rate. The determination of the discount rate used to calculate the benefit obligations of the OPEB plans is discussed in the pension plans section above. A 100 basis point decrease (increase) in the discount rate assumption for these plans would not be material to the OPEB plans’ consolidated expense and the December 31, 2023 benefit liability would increase by approximately $9 million or decrease by approximately $8 million, respectively.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 41

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

Results of Impairment Tests

At December 31, 2023, the net book value of our goodwill totaled $2.7 billion. As it relates to our 2023 annual testing performed at the beginning of the fourth quarter, we tested all of our reporting units using a quantitative assessment. Based on our testing, all of our reporting units had an excess fair value well over their respective carrying values. There were no other events or circumstances that would indicate that impairment may exist. We had no goodwill impairment charges in 2023, 2022 or 2021.

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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 42

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
Interest Rate Risk
The total amount of short-term debt, net of cash, amounted to net debt of $318 million and net debt of $230 million, respectively, at December 31, 2023 and 2022. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of December 31, 2023 would have changed interest expense by approximately $3.1 million for 2023 and $4.5 million for 2022.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at December 31, 2023 and December 31, 2022 by approximately $203 million and $187 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 43

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
A summary of foreign currency forward exchange contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2023		2022
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars
Foreign currency forward exchange contracts to purchase foreign currencies	$88.8	Euros Malaysian ringgit British pound	$58.3	Euros Malaysian ringgit
Foreign currency forward exchange contracts to sell foreign currencies	$155.3	Canadian dollars Brazilian reals Japanese yen	$119.6	Canadian dollars Brazilian reals Japanese yen Mexican pesos
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. At December 31, 2023 and 2022, the net fair value of these instruments was an asset of $0.7 million and an asset of $3.9 million, respectively. In addition, assuming an unfavorable 10% change in year-end foreign currency exchange rates, the fair value of these instruments would have declined by $20.2 million and $18.4 million, respectively, generally offset by a reduction in foreign exchange associated with our transactional activities.

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
•Currency exchange rates;
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
•Changes in governmental agricultural programs and energy policies; and
•Other events beyond our control such as the impacts on the business or supply chain arising from the ongoing conflict between Russia and Ukraine.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 44

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
Cocoa Products

During 2023, average cocoa futures contract prices increased 31.9% compared with 2022 and traded higher every month from January to December from $1.19 and $1.90 per pound, based on the Intercontinental Exchange futures contract. The production forecast for the 2023 – 2024 season is down significantly in Ghana and Ivory Coast by over 20% combined, due to a combination of inclement weather, lower inputs and marginally increased farmer prices versus inflation. Despite higher cocoa prices to consumers, consumption remained consistent, leading to predictions of a large deficit, the third consecutive one by some accounts. The table below shows annual average cocoa futures prices and the highest and lowest monthly averages for each of the calendar years indicated. The prices reflect the monthly averages of the quotations at noon of the three active futures trading contracts closest to maturity on the Intercontinental Exchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2023	2022	2021	2020	2019
Annual Average	$1.49	$1.13	$1.14	$1.11	$1.03
High	1.90	1.22	1.27	1.29	1.14
Low	1.19	1.06	1.04	1.00	0.90
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
Sugar
The price of sugar is subject to price supports under U.S. farm legislation, which establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the U.S. are currently higher than prices on the world sugar market. The U.S. delivered east coast refined sugar prices traded in a range from $0.62 to $0.68 per pound during 2023. Prices were historically high throughout 2023 due to lack of imports by the U.S. government resulting in an extremely tight domestic raw sugar market and continued strong demand which resulted in a scarcity market for much of the year.
Corn Products
We use corn futures to price our corn sweetener product requirements. A record crop from both Brazil and the U.S. in 2023 drove prices down throughout the year. Corn prices traded in the range from $4.74 to $6.83 per bushel during 2023. Corn sweetener prices remained elevated due to tight capacity utilization throughout the industry.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 45

Dairy Products
During 2023 prices for fluid dairy milk ranged from a low of $0.176 per pound to a high of $0.214 per pound, on a Class IV milk basis. Fluid dairy milk prices were lower than 2022, driven by increases in global milk production linked to improved farmer margins, and exacerbated by a decline in U.S. dairy ingredient exports.
Wheat Products
In 2023 we continued utilizing soft and hard wheat futures as a risk management tool for our flour purchasing. For the second year in a row, the conflict between Russia and Ukraine, in addition to poor U.S. weather, continued to result in volatility in the wheat market and impacted global availability of supplies. Despite annual volatility, U.S. wheat remains uncompetitive in the world market, anchoring prices to their historical 5-year averages. Hard wheat prices traded in the range of $6.20 to $8.94 per bushel during 2023, while soft wheat prices traded in the range of $5.78 to $7.86 per bushel during 2023.
Peanuts and Almonds
Peanut prices in the U.S. ranged from a low of $0.59 per pound to a high of $0.71 per pound during 2023. Prices increased in 2023 due to higher export demand in the latter half of the year and a smaller peanut crop. Almond prices traded in the range of $1.75 per pound to $2.15 per pound during 2023. Prices increased towards the end of 2023, driven by smaller than expected crop and lower availability of small sized almonds.
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
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $94.9 million as of December 31, 2023 and $243.0 million as of December 31, 2022. At the end of 2023, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2023 by $5.4 million, generally offset by a reduction in the cost of the underlying commodity purchases.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 46

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hershey Company (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 48

Valuation of Accrued Liabilities for Trade Promotion Activities

Description of the Matter
The unsettled portion of the Company’s obligation for trade promotion activities at December 31, 2023 was $194.0 million. As discussed in Note 1 of the consolidated financial statements, the Company promotes its products through programs such as, but not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. The Company recognizes the estimated costs of these trade promotion activities as a component of variable consideration when determining the transaction price. The unsettled portion of the Company’s obligation for trade promotion activities is included in accrued liabilities in the consolidated balance sheet.

Auditing management’s calculation of the unsettled portion of the Company’s obligation for trade promotion activities was subjective and required judgment as a result of the nature of the required estimates and assumptions. In particular, the estimates required an analysis of the programs offered, expectations regarding customer and consumer participation, and experience with historical payment patterns.

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

To test the unsettled portion of the Company’s obligation for trade promotion activities, we performed audit procedures that included, among others, assessing (1) the expected value estimation methodology used by management, (2) whether all material trade promotion activities were properly included in management’s estimate, and (3) the assumptions discussed above and the underlying data used in its analyses. Specifically, when evaluating the assumptions, we compared them to historical trends, third party data, and assumptions used in prior periods, and inspected management’s retrospective review of actual trade promotion activities compared to previous estimates. We also performed sensitivity analyses of assumptions to evaluate the changes in the estimate that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Philadelphia, Pennsylvania
February 20, 2024
.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company

Opinion on Internal Control Over Financial Reporting

We have audited The Hershey Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hershey Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquisition of certain assets that provide additional manufacturing capacity from Weaver Popcorn Manufacturing, Inc. (“Weaver”) on May 31, 2023, which is included in the 2023 consolidated financial statements of the Company and constituted 1.4% of total assets as of December 31, 2023. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Weaver.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 50

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 20, 2024

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 51

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

For the years ended December 31,	2023	2022	2021
Net sales	$11,164,992	$10,419,294	$8,971,337
Cost of sales	6,167,176	5,920,509	4,922,739
Gross profit	4,997,816	4,498,785	4,048,598
Selling, marketing and administrative expense	2,436,508	2,236,009	2,001,351
Business realignment costs	441	1,989	3,525
Operating profit	2,560,867	2,260,787	2,043,722
Interest expense, net	151,785	137,557	127,417
Other (income) expense, net	237,218	206,159	119,081
Income before income taxes	2,171,864	1,917,071	1,797,224
Provision for income taxes	310,077	272,254	314,405
Net income including noncontrolling interest	1,861,787	1,644,817	1,482,819
Less: Net gain attributable to noncontrolling interest	—	—	5,307
Net income attributable to The Hershey Company	$1,861,787	$1,644,817	$1,477,512

Net income per share—basic:
Common stock	$9.31	$8.22	$7.34
Class B common stock	$8.52	$7.47	$6.68

Net income per share—diluted:
Common stock	$9.06	$7.96	$7.11
Class B common stock	$8.50	$7.45	$6.66

Dividends paid per share:
Common stock	$4.456	$3.874	$3.410
Class B common stock	$4.050	$3.522	$3.100

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 52

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2023			2022			2021
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$1,861,787			$1,644,817			$1,482,819
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$22,659	$—	22,659	$(10,340)	$—	(10,340)	$(1,500)	$—	(1,500)
Reclassification to earnings due to the sale of businesses	—	—	—	—	—	—	5,249	—	5,249
Pension and post-retirement benefit plans:
Net actuarial (loss) gain	(39,454)	9,191	(30,263)	(32,970)	7,481	(25,489)	67,728	(13,929)	53,799
Reclassification to earnings	28,612	(6,895)	21,717	31,009	(7,392)	23,617	32,092	(8,067)	24,025
Cash flow hedges:
(Losses) gains on cash flow hedging derivatives	954	(30)	924	2,056	(74)	1,982	(1,551)	(2,989)	(4,540)
Reclassification to earnings	10,866	(3,648)	7,218	10,200	(3,088)	7,112	18,117	(1,034)	17,083
Total other comprehensive income (loss), net of tax	$23,637	$(1,382)	22,255	$(45)	$(3,073)	(3,118)	$120,135	$(26,019)	94,116
Total comprehensive income including noncontrolling interest			$1,884,042			$1,641,699			$1,576,935
Comprehensive gain attributable to noncontrolling interest			—			—			10,556
Comprehensive income attributable to The Hershey Company			$1,884,042			$1,641,699			$1,566,379

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 53

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

December 31,	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$401,902	$463,889
Accounts receivable—trade, net	823,617	711,203
Inventories	1,340,996	1,173,119
Prepaid expenses and other	345,588	272,195
Total current assets	2,912,103	2,620,406
Property, plant and equipment, net	3,309,678	2,769,702
Goodwill	2,696,050	2,606,956
Other intangibles	1,879,229	1,966,269
Other non-current assets	1,061,427	944,989
Deferred income taxes	44,454	40,498
Total assets	$11,902,941	$10,948,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,086,183	$970,558
Accrued liabilities	867,815	832,518
Accrued income taxes	29,457	6,710
Short-term debt	719,839	693,790
Current portion of long-term debt	305,058	753,578
Total current liabilities	3,008,352	3,257,154
Long-term debt	3,789,132	3,343,977
Other long-term liabilities	660,673	719,742
Deferred income taxes	345,698	328,403
Total liabilities	7,803,855	7,649,276

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2023 and 2022	—	—
Common stock, shares issued: 166,939,511 in 2023 and 163,439,248 in 2022	166,939	163,439
Class B common stock, shares issued: 54,613,514 in 2023 and 58,113,777 in 2022	54,614	58,114
Additional paid-in capital	1,345,580	1,296,572
Retained earnings	4,562,263	3,589,781
Treasury—common stock shares, at cost: 17,160,099 in 2023 and 16,588,308 in 2022	(1,800,232)	(1,556,029)
Accumulated other comprehensive loss	(230,078)	(252,333)
Total stockholders’ equity	4,099,086	3,299,544
Total liabilities and stockholders’ equity	$11,902,941	$10,948,820

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 54

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended December 31,	2023	2022	2021
Operating Activities
Net income including noncontrolling interest	$1,861,787	$1,644,817	$1,482,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	419,815	378,959	315,002
Stock-based compensation expense	81,021	65,991	66,711
Deferred income taxes	16,233	36,889	13,374
Write-down of equity investments	210,484	188,286	113,756
Other	103,287	120,818	96,016
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	(102,080)	(38,165)	(14,642)
Inventories	(157,153)	(186,963)	21,457
Prepaid expenses and other current assets	(22,444)	(14,507)	8,619
Accounts payable and accrued liabilities	50,234	216,479	39,732
Accrued income taxes	(32,481)	5,005	(29,682)
Contributions to pension and other benefit plans	(27,581)	(78,547)	(51,100)
Other assets and liabilities	(77,932)	(11,225)	20,822
Net cash provided by operating activities	2,323,190	2,327,837	2,082,884
Investing Activities
Capital additions (including software)	(771,109)	(519,481)	(495,877)
Equity investments in tax credit qualifying partnerships	(256,815)	(275,534)	(128,417)
Business acquisitions, net of cash and cash equivalents acquired	(165,818)	—	(1,601,073)
Other investing activities	(4,934)	7,639	2,539
Net cash used in investing activities	(1,198,676)	(787,376)	(2,222,828)
Financing Activities
Net increase (decrease) in short-term debt	26,049	(245,633)	869,030
Long-term borrowings, net of debt issuance costs	744,092	—	—
Repayment of long-term debt and finance leases	(755,414)	(4,741)	(439,444)
Cash dividends paid	(889,071)	(775,030)	(685,987)
Repurchase of common stock	(264,913)	(388,964)	(457,946)
Exercise of stock options	26,015	34,158	49,821
Taxes withheld and paid on employee stock awards	(35,009)	(35,515)	(16,610)
Net cash used in financing activities	(1,148,251)	(1,415,725)	(681,136)
Effect of exchange rate changes on cash and cash equivalents	(38,250)	9,887	(5,075)
(Decrease) increase in cash and cash equivalents, including cash classified as held for sale	(61,987)	134,623	(826,155)
Less: Decrease in cash and cash equivalents classified as held for sale	—	—	11,434
Net (decrease) increase in cash and cash equivalents	(61,987)	134,623	(814,721)
Cash and cash equivalents, beginning of period	463,889	329,266	1,143,987
Cash and cash equivalents, end of period	$401,902	$463,889	$329,266
Supplemental Disclosure
Interest paid	$160,729	$131,757	$127,726
Income taxes paid	303,942	221,321	275,171

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 55

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, January 1, 2021	$—	$160,939	$60,614	$1,191,200	$1,928,673	$(768,992)	$(338,082)	$3,531	$2,237,883
Net income					1,477,512			5,307	1,482,819
Other comprehensive income							88,867	5,249	94,116
Dividends (including dividend equivalents):
Common Stock, $3.410 per share					(498,346)				(498,346)
Class B Common Stock, $3.100 per share					(187,903)				(187,903)
Stock-based compensation				67,482					67,482
Exercise of stock options and incentive-based transactions				1,649		31,562			33,211
Repurchase of common stock						(457,946)			(457,946)
Divestiture of noncontrolling interest								(1,436)	(1,436)
Distributions to joint venture partner								(8,750)	(8,750)
Other								(3,901)	(3,901)
Balance, December 31, 2021	—	160,939	60,614	1,260,331	2,719,936	(1,195,376)	(249,215)	—	2,757,229
Net income					1,644,817			—	1,644,817
Other comprehensive loss							(3,118)	—	(3,118)
Dividends (including dividend equivalents):
Common Stock, $3.874 per share					(567,839)				(567,839)
Class B Common Stock, $3.522 per share					(207,133)				(207,133)
Conversion of Class B Common Stock into Common Stock		2,500	(2,500)						—
Stock-based compensation				65,909					65,909
Exercise of stock options and incentive-based transactions				(29,668)		28,311			(1,357)
Repurchase of common stock						(388,964)			(388,964)
Balance, December 31, 2022	—	163,439	58,114	1,296,572	3,589,781	(1,556,029)	(252,333)	—	3,299,544
Net income					1,861,787			—	1,861,787
Other comprehensive income							22,255	—	22,255
Dividends (including dividend equivalents):
Common Stock, $4.456 per share					(663,410)				(663,410)
Class B Common Stock, $4.050 per share					(225,895)				(225,895)
Conversion of Class B Common Stock into Common Stock		3,500	(3,500)						—
Stock-based compensation				81,130					81,130
Exercise of stock options and incentive-based transactions				(32,122)		23,128			(8,994)
Repurchase of common stock (including excise tax)						(267,331)			(267,331)
Balance, December 31, 2023	$—	$166,939	$54,614	$1,345,580	$4,562,263	$(1,800,232)	$(230,078)	$—	$4,099,086

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 56

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
Basis of Presentation
Our consolidated financial statements include the accounts of The Hershey Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. We have a controlling financial interest if we own a majority of the outstanding voting common stock and minority shareholders do not have substantive participating rights, we have significant control through contractual or economic interests in which we are the primary beneficiary or we have the power to direct the activities that most significantly impact the entity's economic performance. We use the equity method of accounting when we have a 20% to 50% interest in other companies and exercise significant influence. In addition, we use the equity method of accounting for our investments in partnership entities which make equity investments in projects eligible to receive federal historic and energy tax credits. See Note 10 for additional information on our equity investments in partnership entities qualifying for tax credits. Other investments that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for at cost, less impairments. Both equity method and cost, less impairment investments are included as Other non-current assets in the Consolidated Balance Sheets. For additional information on our investments in unconsolidated affiliates, see Note 8.

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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 57

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
associated with these programs and incentives are based upon our analysis of the programs offered, expectations regarding customer and consumer participation, historical sales and payment trends, and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2023, 2022 and 2021, actual promotional costs have not deviated from the estimated amount by more than 3%. The Company’s unsettled portion remaining in accrued liabilities at year-end for these activities was $194,032 and $215,688 at December 31, 2023 and 2022, respectively.
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
In 2023, 2022 and 2021, approximately 28%, 28% and 30%, respectively, of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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
Selling, Marketing and Administrative Expense
Selling, marketing and administrative expense (“SM&A”) represents costs incurred in generating revenues and in managing our business. Such costs include advertising and other marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, amortization of capitalized software and intangible assets and depreciation of administrative facilities.  Research and development costs, charged to expense as incurred, totaled $50,030 in 2023, $46,943 in 2022 and $40,107 in 2021. Advertising expense is also charged to expense as incurred and totaled $604,853 in 2023, $517,677 in 2022 and $511,798 in 2021. There was no prepaid advertising expense as of December 31, 2023. Prepaid advertising expense was $241 as of December 31, 2022.
Cash Equivalents
Cash equivalents consist of highly liquid debt instruments, time deposits and money market funds with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount.
Accounts Receivable—Trade
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of current and projected economic conditions. Our primary concentration of credit risk is associated with McLane Company, Inc., one customer served principally by our North America Confectionery segment. As of December 31, 2023, McLane Company, Inc. accounted for approximately 24% of our total accounts receivable. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts receivable-trade in the Consolidated Balance Sheets is presented net of allowances for bad debts and anticipated discounts of $31,663 and $26,001 at December 31, 2023 and 2022, respectively.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 58

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Inventories
Inventories are valued at the lower of cost or net realizable value, adjusted for the value of inventory that is estimated to be excess, obsolete or otherwise unsaleable. As of December 31, 2023, approximately 55% of our inventories, representing the majority of our United States (“U.S.”) inventories, were valued under the last-in, first-out (“LIFO”) method. For the remainder of our inventories in the U.S. and inventories for our international businesses, cost is determined by either first-in, first-out ("FIFO") or average cost. LIFO cost of inventories valued using the LIFO method was $741,040 as of December 31, 2023 and $621,614 as of December 31, 2022. The adjustment to LIFO, as shown in Note 19, approximates the excess of replacement cost over the stated LIFO inventory value. The net impact of LIFO acquisitions and liquidations was not material to 2023, 2022 or 2021.
Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, as follows: 3 to 15 years for machinery and equipment; and 25 to 40 years for buildings and related improvements. At December 31, 2023 and December 31, 2022, property, plant and equipment included assets under finance lease arrangements with net book values totaling $69,863 and $72,160, respectively. Total depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $265,604, $253,582 and $230,638, respectively, and included depreciation on assets recorded under finance lease arrangements. Maintenance and repairs are expensed as incurred. We capitalize applicable interest charges incurred during the construction of new facilities and production lines and amortize these costs over the assets’ estimated useful lives.
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
The unamortized amount of capitalized software totaled $360,205 and $320,034 at December 31, 2023 and 2022, respectively. We amortize software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. Accumulated amortization of capitalized software was $395,410 and $350,620 as of 2023 and 2022, respectively. Such amounts are recorded within other assets in the Consolidated Balance Sheets.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 59

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
The cost of intangible assets with finite useful lives is amortized on a straight-line basis. Our finite-lived intangible assets consist primarily of certain trademarks, customer-related intangible assets and patents obtained through business acquisitions. The weighted-average amortization period for our finite-lived intangible assets is approximately 28 years, which is primarily driven by recently acquired trademarks. If certain events or changes in operating conditions indicate that the carrying value of these assets, or related asset groups, may not be recoverable, we perform an impairment assessment and may adjust the remaining useful lives. See Note 3 for additional information regarding the results of impairment tests.
Supplier Finance Program Obligations
During 2020, we entered into an agreement with two third-party financial institutions to facilitate a supplier finance program which allows qualifying suppliers to sell their receivables from the Company to the financial institution. These participating suppliers negotiate their outstanding receivable arrangements directly with the financial institution, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Once a qualifying supplier elects to participate in the supplier finance program and reaches an agreement with a financial institution, they elect which individual Company invoices they sell to the financial institution. However, all Company payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The financial institution pays the supplier on the invoice due date for any invoices that were not previously sold under the supplier finance program. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. The rollforward of the Company’s outstanding obligations confirmed as valid under its supplier finance program, which are included in Accounts Payable in the Consolidated Balance Sheets, for year ended December 31, 2023 are as follows:

2023
Supplier finance program obligations outstanding at beginning of the year	$105,293
Invoice amounts added during the year	585,872
Invoice amounts paid during the year	(541,904)
Supplier finance program obligations outstanding at end of the year	$149,261

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 60

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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 61

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. We early adopted provisions of this ASU in the fourth quarter of 2022, with the exception of the amendment on rollforward information, which we adopted in the fourth quarter of 2023. Adoption of the new standard did not have a material impact on our consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. This ASU should be applied prospectively to business combinations occurring on or after the date of adoption. As a result, we adopted the provisions of this ASU in the first quarter of 2023. This new standard was not applicable to our May 2023 acquisition of Weaver Popcorn Manufacturing, Inc. (“Weaver”) due to no contract assets or liabilities (as discussed in Note 2); however, will be applied in relevant future acquisitions.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), an amount for other segment items with a description of the composition, and disclosure of the title and position of the CODM. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the update should be applied retrospectively to each period presented in the financial statements. We are currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures. As a result, we intend to adopt the provisions of this ASU in the fourth quarter of 2024.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public business entities on an annual basis to disclose specific categories in a tabular rate reconciliation and provide additional information for reconciling items that meet a five percent quantitative threshold. Additionally, the ASU requires all entities to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions where income taxes paid are equal to or greater than five percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the updated should be applied on a prospective basis, with a retrospective application permitted in the financial statements. We are currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures. As a result, we intend to adopt the provisions of this ASU in the fourth quarter of 2025.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 62

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
In conjunction with acquisitions noted below, we used various valuation techniques to determine fair value of the assets acquired, with the primary techniques being discounted cash flow analysis, relief-from-royalty, a form of the multi-period excess earnings and the with-and-without valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Inputs to these valuation approaches require significant judgment including: (i) forecasted sales, growth rates and customer attrition rates, (ii) forecasted operating margins, (iii) royalty rates and discount rates used to present value future cash flows, (iv) the amount of synergies expected from the acquisition, (v) the economic useful life of assets and (vi) the evaluation of historical tax positions. In certain acquisitions, historical data is limited; therefore, we base our estimates and assumptions on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.

2023 Activity
Manufacturing Capacity
On May 31, 2023, we completed the acquisition of certain assets that provide additional manufacturing capacity from Weaver, a leader in the production and co-packing of microwave popcorn and ready-to-eat popcorn, and former co-manufacturer of the Company’s SkinnyPop brand. The cash consideration paid for Weaver totaled $165,818 and consisted of cash on hand and short-term borrowings. Acquisition-related costs for the Weaver acquisition were immaterial.
The acquisition has been accounted for as a business combination and, accordingly, Weaver has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values and consisted of $85,231 to goodwill, $79,136 to property, plant and equipment, net and $1,451 to other net assets acquired. The purchase price allocation has been finalized as of the fourth quarter of 2023 and did not include measurement period adjustments.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 63

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

Dot's Pretzels, LLC

On December 13, 2021, we completed the acquisition of Dot’s Pretzels, LLC (“Dot’s”), previously a privately held company that produces and sells pretzels and other snack food products to retailers and distributors in the United States, with Dot’s Homestyle Pretzels snacks as its primary product, which complements Hershey’s snacks portfolio. The cash consideration paid for Dot’s totaled $891,169 and consisted of cash on hand and short-term borrowings. Acquisition-related costs for the Dot’s acquisition were immaterial.

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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 64

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
Lily's Sweets, LLC
On June 25, 2021, we completed the acquisition of Lily’s Sweets, LLC (“Lily’s”), previously a privately held company that sells a line of sugar-free and low-sugar confectionery foods to retailers and distributors in the United States and Canada. Lily’s products include dark and milk chocolate style bars, baking chips, peanut butter cups and other confection products that complement Hershey’s confectionery and confectionery-based portfolio. The cash consideration paid for Lily’s totaled $422,210 and the Company may be required to pay additional cash consideration if certain defined targets related to net sales and gross margin are exceeded during the period from the closing date through December 31, 2021. As of the acquisition date, the estimated fair value of the contingent consideration obligation was classified as a liability of $5,000 and was determined using a scenario-based analysis on forecasted future results. Based on financial results through December 31, 2021, the fair value was reduced during the fourth quarter of 2021 to $1,250, with the adjustment to fair value recorded in the SM&A expense caption within the Consolidated Statements of Income. We paid this contingent consideration during the second quarter of 2022. Acquisition-related costs for the Lily’s acquisition were immaterial.

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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 65

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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by segment for the years ended December 31, 2023 and 2022 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Goodwill	$2,030,979	$589,798	$374,745	$2,995,522
Accumulated impairment loss	(4,973)	—	(357,375)	(362,348)
Balance at January 1, 2022	2,026,006	589,798	17,370	2,633,174
Measurement period adjustments	—	(18,028)	—	(18,028)
Foreign currency translation	(7,576)	—	(614)	(8,190)
Balance at December 31, 2022	2,018,430	571,770	16,756	2,606,956
Acquired during the period (see Note 2)	—	85,231	—	85,231
Foreign currency translation	2,401	—	1,462	3,863
Balance at December 31, 2023	$2,020,831	$657,001	$18,218	$2,696,050

We had no goodwill impairment charges in 2023, 2022 or 2021.
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

December 31,	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,703,029	$(249,947)	$1,701,932	$(190,045)
Customer-related	513,910	(123,282)	513,188	(93,495)
Patents	8,233	(8,233)	8,053	(8,053)
Total	2,225,172	(381,462)	2,223,173	(291,593)

Intangible assets not subject to amortization:
Trademarks	35,519		34,689
Total other intangible assets	$1,879,229		$1,966,269

Total amortization expense for the years ended December 31, 2023, 2022 and 2021 was $88,771, $79,690 and $52,124, respectively.
Amortization expense for the next five years, based on current intangible asset balances, is estimated to be as follows:

Year ending December 31,	2024	2025	2026	2027	2028
Amortization expense	$78,276	$78,276	$78,276	$77,136	$77,136

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 66

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.35 billion unsecured revolving credit facility with the option to increase borrowings by an additional $500 million with the consent of the lenders. This facility is scheduled to expire on April 26, 2028; however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility.
The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1.0 at the end of each fiscal quarter. The credit agreement also contains customary representations, warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2023, we are in compliance with all affirmative and negative covenants and the financial covenant pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $411,553 at December 31, 2023 and $313,195 at December 31, 2022. These lines permit us to borrow at the respective banks’ prime commercial interest rates, or lower. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	December 31, 2023	December 31, 2022
Short-term foreign bank borrowings against lines of credit	$192,278	$135,555
U.S. commercial paper	527,561	558,235
Total short-term debt	$719,839	$693,790
Weighted average interest rate on outstanding commercial paper	5.4%	4.3%
The maximum amount of short-term borrowings outstanding during 2023 and 2022 was $859,773 and $937,593, respectively. The weighted-average interest rate on short-term borrowings outstanding was 5.8% as of December 31, 2023 and 4.4% as of December 31, 2022.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 67

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Long-term Debt
Long-term debt consisted of the following:

December 31,	Maturity Date	2023	2022
2.625% Notes (1)	May 1, 2023	—	250,000
3.375% Notes (1)	May 15, 2023	—	500,000
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
4.250% Notes (2)	May 4, 2028	350,000	—
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes	June 1, 2030	350,000	350,000
4.500% Notes (2)	May 4, 2033	400,000	—
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		76,385	73,479
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(25,834)	(19,563)
Total long-term debt		4,094,190	4,097,555
Less—current portion		305,058	753,578
Long-term portion		$3,789,132	$3,343,977
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
Aggregate annual maturities of our long-term Notes (excluding finance lease obligations and net impact of interest rate swaps, debt issuance costs and unamortized debt discounts) are as follows for the years ending December 31:

2024	$300,000
2025	600,000
2026	500,000
2027	193,639
2028	350,000
Thereafter	2,100,000
Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 68

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Interest Expense
Net interest expense consists of the following:

For the years ended December 31,	2023	2022	2021
Interest expense	$176,066	$148,226	$139,156
Capitalized interest	(14,555)	(8,131)	(9,310)
Interest expense	161,511	140,095	129,846
Interest income	(9,726)	(2,538)	(2,429)
Interest expense, net	$151,785	$137,557	$127,417
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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $94,917 as of December 31, 2023 and $243,009 as of December 31, 2022.
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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $80,068 at December 31, 2023 and $59,448 at December 31, 2022. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $13,665 at December 31, 2023 and $1,843 at December 31, 2022. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 69

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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in SM&A expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at December 31, 2023 and 2022 was $22,867 and $18,803, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of December 31, 2023 and 2022:

December 31,	2023		2022
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$1,219	$1,670	$3,921	$261

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	66	679	685	662
Deferred compensation derivatives	2,343	—	1,222	—
Foreign exchange contracts	1,123	—	246	—
	3,532	679	2,153	662
Total	$4,751	$2,349	$6,074	$923

(1)Derivatives assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of December 31, 2023, amounts reflected on a net basis in liabilities were assets of $29,881 and liabilities of $30,493, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in assets at December 31, 2022 were assets of $25,308 and liabilities of $25,296. At December 31, 2023 and 2022, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 70

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2023 and 2022 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from AOCI into income (b)
	2023	2022	2023	2022	2023	2022
Commodities futures and options	$(53,085)	$44,569	$—	$—	$—	$—
Foreign exchange contracts	1,111	(274)	(4,860)	2,056	(1,150)	636
Interest rate swap agreements	—	—	5,814	—	(9,716)	(10,836)
Deferred compensation derivatives	4,119	(4,920)	—	—	—	—
Total	$(47,855)	$39,375	$954	$2,056	$(10,866)	$(10,200)

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
The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $9,659 as of December 31, 2023. This amount is primarily associated with interest rate swap agreements.
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

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 71

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2023 and 2022:

	Assets / Liabilities
	Level 1	Level 2	Level 3	Total
December 31, 2023:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$2,342	$—	$2,342
Deferred compensation derivatives (2)	—	2,343	—	2,343
Commodities futures and options (3)	66	—	—	66
Liabilities:
Foreign exchange contracts (1)	—	1,670	—	1,670
Commodities futures and options (3)	679	—	—	679
December 31, 2022:
Assets:
Foreign exchange contracts (1)	$—	$4,167	$—	$4,167
Deferred compensation derivatives (2)	—	1,222	—	1,222
Commodities futures and options (3)	685	—	—	685
Liabilities:
Foreign exchange contracts (1)	—	261	—	261
Commodities futures and options (3)	662	—	—	662
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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of December 31, 2023 and December 31, 2022 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issuances and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
At December 31,	2023	2022	2023	2022
Current portion of long-term debt	$297,842	$749,345	$305,058	$753,578
Long-term debt	3,413,411	2,854,165	3,789,132	3,343,977
Total	$3,711,253	$3,603,510	$4,094,190	$4,097,555

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 72

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
2023 Activity
In connection with the acquisition of Weaver during 2023, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary technique being the cost approach to value personal property, which uses significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.
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
The components of lease expense were as follows:

Lease expense	Classification	2023	2022
Operating lease cost	Cost of sales or SM&A (1)	$48,577	$48,988
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	8,140	7,043
Interest on lease liabilities	Interest expense, net	4,593	4,192
Net lease cost (2)		$61,310	$60,223
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 73

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Information regarding our lease terms and discount rates were as follows:

	2023	2022
Weighted-average remaining lease term (years)
Operating leases	14.4	15.0
Finance leases	25.9	27.7

Weighted-average discount rate
Operating leases	3.5%	3.2%
Finance leases	6.2%	6.1%
Supplemental balance sheet information related to leases were as follows:

Leases	Classification	2023	2022
Assets
Operating lease ROU assets	Other non-current assets	$307,976	$326,472

Finance lease ROU assets, at cost	Property, plant and equipment, gross	89,335	86,703
Accumulated amortization	Accumulated depreciation	(19,472)	(14,543)
Finance lease ROU assets, net	Property, plant and equipment, net	69,863	72,160

Total leased assets		$377,839	$398,632

Liabilities
Current
Operating	Accrued liabilities	$34,494	$31,787
Finance	Current portion of long-term debt	5,900	4,285
Non-current
Operating	Other long-term liabilities	277,089	294,849
Finance	Long-term debt	70,485	69,194
Total lease liabilities		$387,968	$400,115

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 74

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The maturity of our lease liabilities as of December 31, 2023 were as follows:

	Operating leases	Finance leases	Total
2024	$44,708	$10,240	$54,948
2025	31,395	8,651	40,046
2026	26,669	5,442	32,111
2027	26,063	4,288	30,351
2028	25,064	4,189	29,253
Thereafter	243,161	137,877	381,038
Total lease payments	397,060	170,687	567,747
Less: Imputed interest	85,477	94,302	179,779
Total lease liabilities	$311,583	$76,385	$387,968

Supplemental cash flow and other information related to leases were as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45,176	$45,179
Operating cash flows from finance leases	$4,593	$4,192
Financing cash flows from finance leases	$5,381	$4,717

ROU assets obtained in exchange for lease liabilities:
Operating leases	$18,469	$13,998
Finance leases	$7,448	$9,617
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

Both equity method investments and cost, less impairment, investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates was $207,177 and $133,029 as of December 31, 2023 and December 31, 2022, respectively.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 75

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

For the years ended December 31,	2023	2022	2021
Cost of sales	$527	$3	$5,220
Selling, marketing and administrative expense	2,472	2,425	7,854
Business realignment costs	441	1,989	3,525
Costs associated with business realignment activities	$3,440	$4,417	$16,599

Costs recorded by program in 2023, 2022 and 2021 related to these activities were as follows:

For the years ended December 31,	2023	2022	2021
International Optimization Program:
Severance and employee benefit costs	$441	$2,001	$3,982
Other program costs	2,999	2,416	12,617
Total	$3,440	$4,417	$16,599
Amounts classified as liabilities qualifying as exit and disposal costs primarily represent employee-related and certain third-party service provider charges; however, such amounts at December 31, 2023 are not significant and are expected to be paid within the next 12 months.
Advancing Agility & Automation Initiative
On February 2, 2024, the Board of Directors of the Company approved a multi-year productivity initiative (“Advancing Agility & Automation” or "AAA") to improve supply chain and manufacturing-related spend, optimize selling, general and administrative expenses, leverage new technology and business models to further simplify and automate processes, and generate long-term savings.
The Company estimates that the AAA Initiative will result in total pre-tax costs of $200,000 to $250,000 from inception through 2026. This estimate primarily includes program office execution and third-party costs supporting the design and implementation of the new organizational structure of $100,000 to $120,000, as well as implementation and technology capability costs of $55,000 to $70,000. Additionally, we expect to incur employee severance and related separation benefits of $45,000 to $60,000 as we facilitate workforce reductions and reallocate resources to further drive the Company’s strategic priorities. The cash portion of the total cost is estimated to be $175,000 to $225,000. At the conclusion of the program in 2026, ongoing annual savings are expected to be approximately $300,000.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 76

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
For the year ended December 31, 2023 and 2022, we recognized total costs associated with the International Optimization Program of $3,440 and $4,417. These charges predominantly included third-party charges in support of our initiative to transform our China operating model, as well as severance and employee benefit costs. Since inception, we have incurred pre-tax charges to execute the program totaling $53,799.
10. INCOME TAXES
The components of income before income taxes were as follows:

For the years ended December 31,	2023	2022	2021
Domestic	$1,832,771	$1,816,622	$1,775,361
Foreign	339,093	100,449	21,863
Income before income taxes	$2,171,864	$1,917,071	$1,797,224

The components of our provision for income taxes were as follows:

For the years ended December 31,	2023	2022	2021
Current:
Federal	$141,753	$121,968	$161,402
State	83,802	85,741	60,979
Foreign	68,289	27,656	78,650
	293,844	235,365	301,031
Deferred:
Federal	28,191	34,848	26,726
State	(9,531)	3,393	8,253
Foreign	(2,427)	(1,352)	(21,605)
	16,233	36,889	13,374
Total provision for income taxes	$310,077	$272,254	$314,405

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 77

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The significant temporary differences that comprised the deferred tax assets and liabilities are as follows:

December 31,	2023	2022
Deferred tax assets:
Post-retirement benefit obligations	$24,969	$40,100
Accrued expenses and other reserves	85,601	78,523
Stock-based compensation	21,656	19,847
Derivative instruments	12,268	3,983
Lease liabilities	90,405	91,099
Accrued trade promotion reserves	18,796	23,082
Net operating loss carryforwards	110,342	130,944
Capital loss carryforwards	—	1,999
Other	83,011	52,802
Gross deferred tax assets	447,048	442,379
Valuation allowance	(114,149)	(137,531)
Total deferred tax assets	332,899	304,848
Deferred tax liabilities:
Property, plant and equipment, net	271,465	247,964
Acquired intangibles	228,711	193,160
Lease ROU assets	71,150	72,602
Inventories	13,250	28,573
Pension	10,001	11,038
Other	39,566	39,416
Total deferred tax liabilities	634,143	592,753
Net deferred tax liabilities	$(301,244)	$(287,905)
Included in:
Non-current deferred tax assets, net	$44,454	$40,498
Non-current deferred tax liabilities, net	(345,698)	(328,403)
Net deferred tax liabilities	$(301,244)	$(287,905)

Changes in deferred taxes were primarily due to acquired intangibles and accelerated tax depreciation on property, plant and equipment.
The valuation allowances as of December 31, 2023 and 2022 were primarily related to various foreign jurisdictions' net operating loss carryforwards and other deferred tax assets that we do not expect to realize.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 78

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table reconciles the federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	2.8	3.2	2.8
Foreign rate differences	(1.0)	(0.1)	(0.2)
Historic and solar tax credits	(9.5)	(9.9)	(6.2)
Tax contingencies	1.1	0.4	1.7
Stock compensation	(0.5)	(0.7)	(0.5)
Other, net	0.4	0.3	(1.1)
Effective income tax rate	14.3%	14.2%	17.5%
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2023	2022
Balance at beginning of year	$148,345	$143,305
Additions for tax positions taken during prior years	11,567	17,987
Reductions for tax positions taken during prior years	(26)	(9,310)
Additions for tax positions taken during the current year	6,194	4,112
Settlements	(9,838)	—
Expiration of statutes of limitations	(6,617)	(7,749)
Balance at end of year	$149,625	$148,345
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $122,706 as of December 31, 2023 and $120,699 as of December 31, 2022.
We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net tax expense of $12,027, $4,862 and $8,924 in 2023, 2022 and 2021, respectively, for interest and penalties. Accrued net interest and penalties were $37,355 as of December 31, 2023 and $25,328 as of December 31, 2022.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Mexico, Canada, Switzerland and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties.
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $51,355 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
As of December 31, 2023, we had approximately $656,389 of undistributed earnings of our international subsidiaries. We continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing, such as withholding tax, for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings beyond the one-time U.S. repatriation tax due under the 2017 Tax Cuts and Jobs Act.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 79

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Investments in Partnerships Qualifying for Tax Credits
We invest in partnerships which make equity investments in projects eligible to receive federal historic and energy tax credits. The investments are accounted for under the equity method and reported within other non-current assets in our Consolidated Balance Sheets. The tax credits, when realized, are recognized as a reduction of tax expense under the flow-through method, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. For the years ended December 31, 2023, 2022 and 2021 we recognized investment tax credits and related outside basis difference benefits totaling $251,827, $228,819 and $136,243, respectively, and we wrote-down the equity investment by $210,484, $188,286 and $113,756, respectively, to reflect the realization of these benefits. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA enacted a 15% corporate minimum tax on certain corporations and an excise tax on share repurchases after December 31, 2022, and created and extended certain energy-related tax credits and incentives. For the year ended December 31, 2023, the tax-related provisions of the IRA did not have a material impact on our consolidated financial statements, including our annual effective tax rate, or on our liquidity.
11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
We sponsor a number of defined benefit pension plans. The primary plans were The Hershey Company Retirement Plan (“Retirement Plan”) and the Hershey Company Retirement Plan for Hourly Employees (“Hourly Plan”). These are cash balance plans that provide pension benefits for most U.S. employees hired prior to January 1, 2007. Effective December 31, 2023, the Hourly Plan merged into the Retirement Plan and the name was changed to The Hershey Retirement Plan for Salaried and Hourly Employees. We also sponsor two post-retirement benefit plans: health care and life insurance. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan is non-contributory.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 80

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Obligations and Funded Status
A summary of the changes in benefit obligations, plan assets and funded status of these plans is as follows:

	Pension Benefits		Other Benefits
December 31,	2023	2022	2023	2022
Change in benefit obligation
Projected benefit obligation at beginning of year	$830,285	$1,076,180	$164,889	$211,490
Service cost	14,991	17,500	221	302
Interest cost	41,205	30,491	7,171	4,603
Actuarial (gain) loss	23,187	(184,775)	38,789	(28,145)
Curtailment	—	—	(740)	—
Settlement	(66,132)	(82,907)	(88,689)	—
Currency translation and other	2,466	(3,268)	(324)	(613)
Benefits paid	(23,967)	(22,936)	(21,006)	(22,748)
Projected benefit obligation at end of year	822,035	830,285	100,311	164,889
Change in plan assets
Fair value of plan assets at beginning of year	848,432	1,098,191	—	—
Actual return on plan assets	70,096	(196,969)	—	—
Employer contributions	6,576	55,799	21,006	22,748
Settlement	(66,132)	(82,907)	(88,689)	—
Annuity purchase	—	—	88,689	—
Currency translation and other	1,838	(2,746)	—	—
Benefits paid	(23,967)	(22,936)	(21,006)	(22,748)
Fair value of plan assets at end of year	836,843	848,432	—	—
Funded status at end of year	$14,808	$18,147	$(100,311)	$(164,889)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$48,506	$53,495	$—	$—
Accrued liabilities	(4,749)	(7,652)	(9,593)	(17,715)
Other long-term liabilities	(28,949)	(27,696)	(90,718)	(147,174)
Total	$14,808	$18,147	$(100,311)	$(164,889)

Amounts recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial net (loss) gain	$(129,184)	$(150,378)	$(7,704)	$19,689
Net prior service credit	8,561	12,435	527	—
Net amounts recognized in AOCI	$(120,623)	$(137,943)	$(7,177)	$19,689
The projected benefit obligation during 2023 was impacted by actuarial loss of $23,187 which was mainly the result of the discount rate assumption decreasing from 5.5% at December 31, 2022 to 5.1% at December 31, 2023. The accumulated benefit obligation for all defined benefit pension plans was $789,257 as of December 31, 2023 and $799,635 as of December 31, 2022.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 81

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2023	2022
Projected benefit obligation	$40,278	$36,669
Accumulated benefit obligation	33,812	32,167
Fair value of plan assets	6,695	3,606
Plans with projected benefit obligations in excess of plan assets were as follows:

December 31,	2023	2022
Projected benefit obligation	$84,416	$79,932
Accumulated benefit obligation	71,046	68,665
Fair value of plan assets	50,718	44,584
Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2023	2022	2021	2023	2022	2021
Amounts recognized in net periodic benefit cost
Service cost	$14,991	$17,500	$21,361	$221	$302	$1,879
Interest cost	41,205	30,491	18,320	7,171	4,603	3,857
Expected return on plan assets	(48,978)	(47,637)	(49,091)	—	—	—
Amortization of prior service credit	(5,658)	(5,651)	(6,142)	(50)	—	—
Amortization of net (gain) loss	19,846	16,060	20,556	(966)	(92)	1,593
Curtailment credit	—	—	—	(740)	—	—
Settlement loss	15,254	20,692	16,085	926	—	—
Total net periodic benefit cost	$36,660	$31,455	$21,089	$6,562	$4,813	$7,329

Change in plan assets and benefit obligations recognized in AOCI, pre-tax
Actuarial net (gain) loss	$(32,720)	$22,609	$(80,047)	$38,698	$(26,212)	$(16,374)
Prior service cost (credit)	5,670	5,601	6,447	(736)	—	—
Total recognized in other comprehensive (income) loss, pre-tax	$(27,050)	$28,210	$(73,600)	$37,962	$(26,212)	$(16,374)
Net amounts recognized in periodic benefit cost and AOCI	$9,610	$59,665	$(52,511)	$44,524	$(21,399)	$(9,045)

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 82

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Assumptions
The weighted-average assumptions used in computing the year end benefit obligations were as follows:

	Pension Benefits		Other Benefits
December 31,	2023	2022	2023	2022
Discount rate	5.1%	5.5%	5.2%	5.5%
Rate of increase in compensation levels	3.6%	3.4%	4.0%	4.0%
Interest crediting rate	4.8%	4.7%	N/A	N/A
The weighted-average assumptions used in computing net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2023	2022	2021	2023	2022	2021
Discount rate	5.5%	2.7%	2.3%	5.5%	2.9%	2.5%
Expected long-term return on plan assets	6.2%	4.9%	4.8%	N/A	N/A	N/A
Rate of compensation increase	3.4%	3.5%	3.5%	N/A	N/A	N/A

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

We utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This approach provides a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. This approach does not affect the measurement of our pension and other post-retirement benefit liabilities, but generally results in lower benefit expense in periods when the yield curve is upward sloping.

For purposes of measuring our post-retirement benefit obligation at December 31, 2023, we assumed a 6.4% annual rate of increase in the per capita cost of covered health care benefits for 2024, grading down to 5.0% by 2030. For purposes of measuring our post-retirement benefit obligation at December 31, 2022, we assumed a 6.7% annual rate of increase in the per capita cost of covered health care benefits for 2023, grading down to 5.0% by 2030.
The valuations and assumptions reflect adoption of the Society of Actuaries updated Pri-2012 mortality tables with MP-2021 generational projection scales, which we adopted as of December 31, 2021. The Society of Actuaries did not update the Pri-2012 mortality tables in 2022 or 2023. Adoption of the updated scales did not have a significant impact on our current pension obligations or net period benefit cost since our primary plans are cash balance plans and most participants take lump-sum settlements upon retirement.
Plan Assets
We broadly diversify our pension plan assets across public equity, fixed income, diversified credit strategies and diversified alternative strategies asset classes. Our target asset allocation for our major domestic pension plans as of December 31, 2023 was as follows:

Asset Class	Target Asset Allocation
Cash	1%
Equity securities	27%
Fixed income securities	48%
Alternative investments, including real estate, listed infrastructure and other	24%

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 83

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
As of December 31, 2023, actual allocations were consistent with the targets and within our allowable ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets within each asset class.
The following table sets forth by level, within the fair value hierarchy (as defined in Note 6), pension plan assets at their fair values as of December 31, 2023:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$909	$42,202	$—	$600	$43,711
Equity securities:
International all-cap	—	—	—	395	395
Global all-cap (a)	—	—	—	209,245	209,245
Fixed income securities:
U.S. government/agency	—	—	—	186,095	186,095
Corporate bonds (b)	—	—	—	60,293	60,293
International government/corporate bonds (c)	—	—	—	29,254	29,254
Diversified credit (d)	—	—	—	123,081	123,081
Alternative investments:
Global diversified assets (e)	—	—	—	68,856	68,856
Real assets fund (f)	—	—	—	115,913	115,913
Total pension plan assets	$909	$42,202	$—	$793,732	$836,843
The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair values as of December 31, 2022:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$327	$29,595	$—	$566	$30,488
Equity securities:
Global all-cap (a)	—	—	—	206,636	206,636
Fixed income securities:
U.S. government/agency	—	—	—	173,122	173,122
Corporate bonds (b)	—	—	—	58,646	58,646
International government/corporate bonds (c)	—	—	—	26,489	26,489
Diversified credit (d)	—	—	—	109,926	109,926
Alternative investments:
Global diversified assets (e)	—	—	—	95,243	95,243
Real assets fund (f)	—	—	—	147,882	147,882
Total pension plan assets	$327	$29,595	$—	$818,510	$848,432

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 84

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

We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2023. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.
Cash Flows and Plan Termination
Our policy is to fund domestic pension liabilities in accordance with the limits imposed by the ERISA, federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans.
We made total contributions to the pension plans of $6,576 during 2023. In 2022, we made total contributions of $55,799 to the pension plans. For 2024, minimum funding requirements for our pension plans are approximately $1,943.
Total benefit payments expected to be paid to plan participants, including pension benefits funded from the plans and other benefits funded from Company assets, are as follows:

	Expected Benefit Payments
	2024	2025	2026	2027	2028	2029-2033
Pension Benefits	$113,052	$89,810	$93,596	$75,694	$74,212	$312,386
Other Benefits	9,589	9,107	8,619	8,050	7,461	32,107

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 85

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
Savings Plans
The Company sponsors several defined contribution plans to provide retirement benefits to employees. Contributions to The Hershey Company 401(k) Plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions were made in cash. Expense associated with the defined contribution plans was $67,763 in 2023, $61,477 in 2022 and $58,883 in 2021.
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

As of December 31, 2023, 68.5 million shares were authorized and approved by our stockholders for grants under the EICP. The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Human Capital Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Human Capital Committee has authorized the deferral of PSU and RSU awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and RSUs awarded that they elect to convert into deferred stock units under our Directors’ Compensation Plan.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

For the years ended December 31,	2023	2022	2021
Pre-tax compensation expense	$81,021	$65,991	$66,711
Related income tax benefit	11,910	9,635	11,608
Compensation expenses for stock compensation plans are primarily included in SM&A expense. As of December 31, 2023, total stock-based compensation expense related to non-vested awards not yet recognized was $91,479 and the weighted-average period over which this amount is expected to be recognized was approximately 1.8 years.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 86

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
A summary of activity relating to grants of stock options for the year ended December 31, 2023 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	976,634	$104.36	3.8 years
Granted	5,215	$240.90
Exercised	(255,148)	$103.41
Forfeited	—	$0.00
Expired	—	$0.00
Outstanding as of December 31, 2023	726,701	$105.67	3.3 years	$59,044
Options exercisable as of December 31, 2023	700,646	$103.12	3.1 years	$58,394
The weighted-average fair value of options granted was $57.65, $37.28 and $24.12 per share in 2023, 2022 and 2021, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

For the years ended December 31,	2023	2022	2021
Dividend yields	1.7%	1.9%	2.2%
Expected volatility	20.9%	21.1%	21.8%
Risk-free interest rates	4.1%	1.9%	1.0%
Expected term in years	6.3	6.3	6.3
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
The total intrinsic value of options exercised was $35,474, $40,882 and $38,645 in 2023, 2022 and 2021, respectively.
As of December 31, 2023, there was $832 of total unrecognized compensation expense related to non-vested stock option awards granted under the EICP, which we expect to recognize over a weighted-average period of 0.8 years.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 87

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table summarizes information about stock options outstanding as of December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/23	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Number Exercisable as of 12/31/23	Weighted-Average Exercise Price
$60.68 - $99.90	388,522	3.4	$96.78	388,522	$96.78
$99.91 - $107.95	210,214	2.2	$107.09	210,214	$107.09
$107.96 - $240.90	127,965	4.7	$130.31	101,910	$119.09
$60.68 - $240.90	726,701	3.3	$105.67	700,646	$103.12
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSUs granted in 2023, 2022, and 2021 can range from 0% to 250% of the targeted amounts.
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
In 2023, 2022 and 2021, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs quarterly to non-employee directors.
We recognize the compensation expense associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. The compensation expense associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 88

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
A summary of activity relating to grants of PSUs and RSUs for the period ended December 31, 2023 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,141,679	$181.91
Granted	341,374	$241.41
Performance assumption change (1)	24,325	$(88.67)
Vested	(443,502)	$173.02
Forfeited	(24,185)	$207.81
Outstanding at end of year	1,039,691	$198.31
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

For the years ended December 31,	2023	2022	2021
Units granted	341,374	313,285	404,517
Weighted-average fair value at date of grant	$241.41	$211.85	$154.83
Monte Carlo simulation assumptions:
Estimated values	$118.90	$100.41	$66.44
Dividend yields	1.7%	1.8%	2.2%
Expected volatility	19.2%	25.3%	26.4%

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

The fair value of shares vested totaled $106,243, $105,668 and $52,008 in 2023, 2022 and 2021, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 257,942 units as of December 31, 2023. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 89

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
13. SEGMENT INFORMATION

The Company reports its operations through three segments: (i) North America Confectionery, (ii) North America Salty Snacks and (iii) International. This organizational structure aligns with how our CODM manages our business, including resource allocation and performance assessment, and further aligns with our product categories and the key markets we serve.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 90

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Our segment net sales and earnings were as follows:

For the years ended December 31,	2023	2022	2021
Net sales:
North America Confectionery	$9,123,139	$8,536,480	$7,682,416
North America Salty Snacks	1,092,689	1,029,405	555,424
International	949,164	853,409	733,497
Total	$11,164,992	$10,419,294	$8,971,337

Segment income:
North America Confectionery	$3,117,044	$2,811,066	$2,475,873
North America Salty Snacks	158,333	159,935	100,777
International	148,259	107,927	74,170
Total segment income	3,423,636	3,078,928	2,650,820
Unallocated corporate expense (1)	800,390	735,542	614,875
Unallocated mark-to-market losses (gains) on commodity derivatives	58,939	78,182	(24,376)
Costs associated with business realignment activities (see Note 9)	3,440	4,417	16,599
Operating profit	2,560,867	2,260,787	2,043,722
Interest expense, net (see Note 4)	151,785	137,557	127,417
Other (income) expense, net (see Note 17)	237,218	206,159	119,081
Income before income taxes	$2,171,864	$1,917,071	$1,797,224
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

Activity within the unallocated mark-to-market losses (gains) on commodity derivatives is as follows:

For the years ended December 31,	2023	2022	2021
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in income	$53,085	$(44,569)	$(85,402)
Net gains on commodity derivative positions reclassified from unallocated to segment income	5,854	122,751	61,026
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative losses (gains)	$58,939	$78,182	$(24,376)
As of December 31, 2023, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $50,207. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax gains on commodity derivatives of $39,333 to segment operating results in the next twelve months.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 91

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Depreciation and amortization expense included within segment income presented above is as follows:

For the years ended December 31,	2023	2022	2021
North America Confectionery	$238,786	$228,399	$213,113
North America Salty Snacks	85,566	68,600	29,744
International	23,699	23,148	22,754
Corporate	71,764	58,812	49,391
Total	$419,815	$378,959	$315,002
Additional information regarding our net sales and long-lived assets disaggregated by geographical region is as follows:

For the years ended December 31,	2023	2022	2021
Net sales:
United States	$9,752,314	$9,121,166	$7,807,606
Other	1,412,678	1,298,128	1,163,731
Total	$11,164,992	$10,419,294	$8,971,337

Long-lived assets:
United States	$2,732,787	$2,272,811	$2,099,786
Other	576,891	496,891	486,401
Total	$3,309,678	$2,769,702	$2,586,187
14. EQUITY AND TREASURY STOCK ACTIVITY
We had 1,055,000,000 authorized shares of capital stock as of December 31, 2023. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares were designated as Class B Common Stock (“Class B Stock”) and 5,000,000 shares were designated as Preferred Stock. Each class has a par value of one dollar per share.
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
Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2023 and 2022, 3,500,000 shares and 2,500,000 shares, respectively, of Class B Common Stock were converted to Common Stock by Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “School Trust”). During 2021, no shares of Class B Stock were converted into Common Stock.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 92

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Changes in the outstanding shares of Common Stock for the past three years were as follows:

For the years ended December 31,	2023	2022	2021
Shares issued	221,553,025	221,553,025	221,553,025
Treasury shares at beginning of year	(16,588,308)	(15,444,011)	(13,325,898)
Stock repurchases:
Shares repurchased in the open market under pre-approved share repurchase programs	—	—	(871,144)
Milton Hershey School Trust repurchase	(1,000,000)	(1,000,000)	—
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	(127,609)	(824,701)	(2,005,500)
Stock issuances:
Shares issued for stock options and incentive compensation	555,818	680,404	758,531
Treasury shares at end of year	(17,160,099)	(16,588,308)	(15,444,011)
Net shares outstanding at end of year	204,392,926	204,964,717	206,109,014
On August 16, 2022, the IRA was signed into law, which enacted a 1% excise tax on share repurchases beginning after December 31, 2022. As of December 31, 2023, Hershey’s excise tax associated with net share repurchases is $2.4 million. A corresponding liability for excise tax associated with net share repurchases is classified on our Consolidated Balance Sheets within accrued liabilities.
In July 2018, our Board of Directors approved a $500 million share repurchase authorization to repurchase shares of our Common Stock. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. As a result of the February 2023 Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, the July 2018 share repurchase authorization was completed and as of December 31, 2023, approximately $370 million remains available for repurchases under our May 2021 share repurchase authorization. In December 2023, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2021 authorization is completed and is to be utilized at management’s discretion. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
Hershey Trust Company
Hershey Trust Company, as trustee for the School Trust and as direct owner of investment shares, held 2,105,749 shares of our Common Stock as of December 31, 2023. As trustee for the School Trust, Hershey Trust Company held 54,612,012 shares of the Class B Common Stock as of December 31, 2023, and was entitled to cast approximately 79% of all of the votes entitled to be cast on matters requiring the vote of both classes of our common stock voting together. Hershey Trust Company, as trustee for the School Trust, or any successor trustee, or Milton Hershey School, as appropriate, must approve any issuance of shares of Common Stock or other action that would result in it not continuing to have voting control of our Company.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 93

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
15. COMMITMENTS AND CONTINGENCIES
Purchase obligations
We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2023.
The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures contracts or other commodity derivative instruments to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts or other commodity derivative instruments. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2023, we satisfied these obligations by taking delivery of and making payment for the specific commodities.
As of December 31, 2023, we had entered into agreements for the purchase of raw materials with various suppliers. Subject to meeting our quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2023:

in millions	2024	2025	2026	2027	2028
Purchase obligations	$2,111.1	$614.8	$16.4	$14.2	$14.2
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
Collective Bargaining
As of December 31, 2023, the Company employed approximately 18,650 full-time and 1,855 part-time employees worldwide. Collective bargaining agreements covered approximately 6,295 employees, or approximately 31% of the Company’s employees worldwide. During 2024, agreements will be negotiated for certain employees at five facilities, four of which are outside of the United States, comprising approximately 72% of total employees under collective bargaining agreements. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 94

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
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

For the years ended December 31,	2023		2022		2021
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$663,176	$225,895	$567,897	$207,133	$498,084	$187,903
Allocation of undistributed earnings	728,175	244,541	637,438	232,349	574,772	216,753
Total earnings—basic	$1,391,351	$470,436	$1,205,335	$439,482	$1,072,856	$404,656

Denominator (shares in thousands):
Total weighted-average shares—basic	149,499	55,239	146,713	58,822	146,120	60,614

Earnings Per Share—basic	$9.31	$8.52	$8.22	$7.47	$7.34	$6.68

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$1,391,351	$470,436	$1,205,335	$439,482	$1,072,856	$404,656
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	470,436	—	439,482	—	404,656	—
Reallocation of undistributed earnings	—	(987)	—	(1,201)	—	(1,098)
Total earnings—diluted	$1,861,787	$469,449	$1,644,817	$438,281	$1,477,512	$403,558

Denominator (shares in thousands):
Number of shares used in basic computation	149,499	55,239	146,713	58,822	146,120	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	55,239	—	58,822	—	60,614	—
Employee stock options	424	—	571	—	609	—
Performance and restricted stock units	385	—	469	—	415	—
Total weighted-average shares—diluted	205,547	55,239	206,575	58,822	207,758	60,614

Earnings Per Share—diluted	$9.06	$8.50	$7.96	$7.45	$7.11	$6.66
The earnings per share calculations for the years ended December 31, 2023, 2022 and 2021 excluded 15, 5 and 43 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 95

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

For the years ended December 31,	2023	2022	2021
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$210,484	$188,286	$113,756
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	28,010	18,466	5,177
Other (income) expense, net	(1,276)	(593)	148
Total	$237,218	$206,159	$119,081
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
A summary of material related party transactions with Hershey Trust Company and/or its affiliates for the years ended December 31, 2023 and 2022 is noted below. There were no material related party transactions with Hershey Trust Company and/or its affiliates for the year ended December 31, 2021.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 96

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain asset accounts included within our Consolidated Balance Sheets are as follows:

December 31,	2023	2022
Inventories:
Raw materials	$481,111	$372,612
Goods in process	192,232	137,298
Finished goods	948,974	855,217
Inventories at FIFO	1,622,317	1,365,127
Adjustment to LIFO	(281,321)	(192,008)
Total inventories	$1,340,996	$1,173,119

Prepaid expenses and other:
Prepaid expenses	$227,567	$143,888
Other current assets	118,021	128,307
Total prepaid expenses and other	$345,588	$272,195

Property, plant and equipment:
Land	$180,751	$155,963
Buildings	1,763,070	1,545,053
Machinery and equipment	3,861,006	3,592,251
Construction in progress	644,244	416,220
Property, plant and equipment, gross	6,449,071	5,709,487
Accumulated depreciation	(3,139,393)	(2,939,785)
Property, plant and equipment, net	$3,309,678	$2,769,702

Other non-current assets:
Pension	$48,506	$53,495
Capitalized software, net	360,205	320,034
Operating lease ROU assets	307,976	326,472
Investments in unconsolidated affiliates	207,177	133,029
Other non-current assets	137,563	111,959
Total other non-current assets	$1,061,427	$944,989

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 97

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of certain liability and stockholders’ equity accounts included within our Consolidated Balance Sheet accounts are as follows:
December 31,	2023	2022
Accounts Payable:
Accounts Payable—trade	$630,536	$636,472
Supplier finance program obligations	149,261	105,293
Other	306,386	228,793
Total accounts payable	$1,086,183	$970,558

Accrued liabilities:
Payroll, compensation and benefits	$261,961	$293,865
Advertising, promotion and product allowances	343,444	337,024
Operating lease liabilities	34,494	31,787
Other	227,916	169,842
Total accrued liabilities	$867,815	$832,518

Other long-term liabilities:
Post-retirement benefits liabilities	$90,718	$147,174
Pension benefits liabilities	28,949	27,696
Operating lease liabilities	277,089	294,849
Other	263,917	250,023
Total other long-term liabilities	$660,673	$719,742

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(87,706)	$(110,364)
Pension and post-retirement benefit plans, net of tax	(126,800)	(118,254)
Cash flow hedges, net of tax	(15,572)	(23,715)
Total accumulated other comprehensive loss	$(230,078)	$(252,333)

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 98

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting
Management’s report on the Company’s internal control over financial reporting appears on the following page. We are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system, which replaces our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business. During the third quarter of 2022, we completed the implementation of one operating segment that is included in our International segment. In July 2023, we completed the transition to the new ERP system as the consolidated book of record. During October 2023, we completed the implementation of our new ERP system in the North America Salty Snacks segment. We updated our internal controls to reflect changes to the financial reporting business processes impacted by the implementation. Additionally, the Company acquired certain assets that provide additional manufacturing capacity from Weaver Popcorn Manufacturing, Inc. (“Weaver”) (May 2023). Other than the implementation of the new ERP system in North America Salty Snacks and the ongoing integration of the Weaver acquisition, there have been no changes to the Company’s internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Further, the final implementation phase will occur in 2024 for the remainder of the business. The implementation will result in changes to our internal controls over financial reporting. As implementation occurs, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 99

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 edition). Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquisition of certain assets that provide additional manufacturing capacity from Weaver, which is included in the 2023 consolidated financial statements of the Company and constituted 1.4% of total assets as of December 31, 2023. This exclusion is in accordance with the guidance issued by the U.S. Securities and Exchange Commission that allows companies to exclude acquisitions from management’s report on internal control over financial reporting for the first year after the acquisition.
The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2023.

Item 9B.     OTHER INFORMATION
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
The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended December 31, 2023, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5–1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period.

Name and Title	Date of Adoption of 10b5-1 Plan	Duration of 10b5-1 Plan(1)	Aggregate Number of Securities to be Sold or Purchased
Jennifer L. McCalman VP, Chief Accounting Officer	11/3/2023	2/24/2024	Sell 453 shares
(1) The plan duration is until the date listed in this column or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 100

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
To the extent disclosure of any delinquent form under Section 16(a) of the Securities Exchange Act of 1934 is made by the Company, such disclosure will be set forth in our Proxy Statement under the caption “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 101

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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 102

PART IV
Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1): Financial Statements
The audited consolidated financial statements of The Hershey Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon, as required to be filed, are located under Item 8 of this Annual Report on Form 10-K.
Item 15(a)(2): Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for The Hershey Company and its subsidiaries for the years ended December 31, 2023, 2022 and 2021 is filed as part of this Annual Report on Form 10-K as required by Item 15(c).
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

4.1
The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1) 2.050% Notes due 2024
2) 0.900% Notes due 2025
3) 3.200% Notes due 2025
4) 2.300% Notes due 2026
5) 7.200% Debentures due 2027
6) 4.250% Notes due 2028
7) 2.450% Notes due 2029
8) 1.700% Notes due 2030
9) 4.500% Notes due 2033
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 103

10.1(b)	Amendment to the License Agreement is incorporated by reference from Exhibit 19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988.#
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

10.5
Five Year Credit Agreement dated as of April 26, 2023, among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Bank of America, N.A., as administrative agent for the Lenders, JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, Royal Bank of Canada, as documentation agent, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., Citibank, N.A., RBC Capital Markets, and U.S. Bank National Association, as joint lead arrangers and joint book managers, is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 26, 2023.

10.6
Stock Purchase Agreement, dated February 13, 2023, between Milton Hershey School Trust, by its trustee, Hershey Trust Company, and The Hershey Company, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 15, 2023.

10.7
Stock Purchase Agreement, dated February 14, 2022, between Milton Hershey School Trust, by its trustee, Hershey Trust Company, and The Hershey Company, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 16, 2022.

10.8
Amended and Restated Master Supply Agreement between the Company and Barry Callebaut, AG, dated August 31, 2021, is incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.†

10.9
The Company’s Equity and Incentive Compensation Plan, amended and restated February 22, 2011, and approved by our stockholders on April 28, 2011, is incorporated by reference from Appendix B to the Company’s proxy statement filed March 15, 2011.+

10.10(a)
Form of Notice of Award of Restricted Stock Units (February 26, 2019 - February 22, 2021 version) is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.+

10.10(b)
Form of Notice of Award of Restricted Stock Units (effective February 23, 2021) is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2021.+

10.10(c)
Form of Notice of Award of Restricted Stock Units (3-year vest, effective February 23, 2021) is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021.+

10.11(a)
Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, February 26, 2019 - February 22, 2021 version) is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.+

10.11(b)
Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, effective February 23, 2021) is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021.+

10.11(c)
Form of Notice of Special Award of Restricted Stock Units (3-year cliff vest, February 22, 2017 - February 25, 2019 version) is incorporated by reference from Exhibit 10.2(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.11(d)
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

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 104

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

10.13(b)
Form of Notice of Award of Performance Stock Units (effective February 23, 2021) is incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021.+

10.14(a)
Form of Notice of Special Award of Performance Stock Units (February 22, 2017 - February 22, 2021 version) is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2017.+

10.14(b)
Form of Notice of Special Award of Performance Stock Units (effective February 23, 2021) is incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021.+

10.15	The Long-Term Incentive Program Participation Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2005.+
10.16
The Company’s Deferred Compensation Plan, Amended and Restated as of June 27, 2012, is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.+

10.17(a)
The Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October  2, 2007, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.+

10.17(b)
First Amendment to the Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October 2, 2007, is incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.+

10.18(a)
The Company’s Compensation Limit Replacement Plan, Amended and Restated as of January 1, 2009, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.+

10.18(b)	First Amendment to the Company’s Compensation Limit Replacement Plan, Amended and Restated as of December 31, 2023.*
10.19
The Company’s Executive Benefits Protection Plan (Group 3A), Amended and Restated as of June 27, 2012, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.+

10.20
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

10.21(c)
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

19	The Hershey Company Insider Trading Policy, Amended and Restated as of February 27, 2023.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP.*

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 105

31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	The Hershey Company Compensation Recovery Policy, effective October 2, 2023.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K
#	Pursuant to Instruction 1 to Regulation S-T Rule 105(d), no hyperlink is required for any exhibit incorporated by reference that has not been filed with the SEC in electronic format

Item 16.     FORM 10-K SUMMARY
None.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 106

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of February, 2024.

THE HERSHEY COMPANY
(Registrant)

By:	/s/ STEVEN E. VOSKUIL
Steven E. Voskuil
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHELE G. BUCK	Chairman of the Board, President and Chief Executive Officer	February 20, 2024
Michele G. Buck	(Principal Executive Officer)

/s/ STEVEN E. VOSKUIL	Senior Vice President, Chief Financial Officer	February 20, 2024
Steven E. Voskuil	(Principal Financial Officer)

/s/ JENNIFER L. MCCALMAN	Vice President, Chief Accounting Officer	February 20, 2024
Jennifer L. McCalman	(Principal Accounting Officer)

/s/ ANTHONY J. PALMER	Lead Independent Director	February 20, 2024
Anthony J. Palmer

/s/ PAMELA M. ARWAY	Director	February 20, 2024
Pamela M. Arway

/s/ VICTOR L. CRAWFORD	Director	February 20, 2024
Victor L. Crawford

/s/ ROBERT M. DUTKOWSKY	Director	February 20, 2024
Robert M. Dutkowsky

/s/ MARY KAY HABEN	Director	February 20, 2024
Mary Kay Haben

/s/ JAMES C. KATZMAN	Director	February 20, 2024
James C. Katzman

/s/ M. DIANE KOKEN	Director	February 20, 2024
M. Diane Koken

/s/ HUONG MARIA T. KRAUS	Director	February 20, 2024
Huong Maria T. Kraus

/s/ ROBERT M. MALCOLM	Director	February 20, 2024
Robert M. Malcolm

/s/ JUAN R. PEREZ	Director	February 20, 2024
Juan R. Perez

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 107

THE HERSHEY COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2023, 2022 and 2021

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
In thousands of dollars

For the year ended December 31, 2023
Allowances deducted from assets
Accounts receivable—trade, net (a)	$26,001	$248,022	$—	$(242,360)	$31,663
Valuation allowance on net deferred taxes (b)	137,531	6,927	—	(30,309)	114,149
Inventory obsolescence reserve (c)	29,354	73,687	—	(61,202)	41,839
Total allowances deducted from assets	$192,886	$328,636	$—	$(333,871)	$187,651

For the year ended December 31, 2022
Allowances deducted from assets
Accounts receivable—trade, net (a)	$28,837	$228,463	$—	$(231,299)	$26,001
Valuation allowance on net deferred taxes (b)	184,896	9,578	—	(56,943)	137,531
Inventory obsolescence reserve (c)	19,472	44,497	—	(34,615)	29,354
Total allowances deducted from assets	$233,205	$282,538	$—	$(322,857)	$192,886

For the year ended December 31, 2021
Allowances deducted from assets
Accounts receivable—trade, net (a)	$24,975	$198,608	$—	$(194,746)	$28,837
Valuation allowance on net deferred taxes (b)	193,310	9,759	—	(18,173)	184,896
Inventory obsolescence reserve (c)	17,703	27,657	—	(25,888)	19,472
Total allowances deducted from assets	$235,988	$236,024	$—	$(238,807)	$233,205

(a) Includes allowances for doubtful accounts, anticipated discounts and write-offs of uncollectible accounts receivable.
(b) Includes adjustments to the valuation allowance for deferred tax assets that we do not expect to realize, as well as the release of valuation allowances.
(c) Includes adjustments to the inventory reserve, transfers, disposals and write-offs of obsolete inventory.

Table of Contents	The Hershey Company | 2023 Form 10-K | Page 108