Form 10-Q
period 2024-03-31
HERSHEY CO
filed 2024-05-03
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Common Stock, one dollar par value—147,615,686 shares, as of April 26, 2024.
Class B Common Stock, one dollar par value—54,613,514 shares, as of April 26, 2024.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2024

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023
Net sales	$3,252,749	$2,987,614
Cost of sales	1,576,668	1,605,292
Gross profit	1,676,081	1,382,322
Selling, marketing and administrative expense	617,981	581,587
Business realignment costs	—	811
Operating profit	1,058,100	799,924
Interest expense, net	39,822	37,685
Other (income) expense, net	32,020	2,983
Income before income taxes	986,258	759,256
Provision for income taxes	188,805	172,071
Net income	$797,453	$587,185

Net income per share—basic:
Common stock	$4.00	$2.94
Class B common stock	$3.64	$2.67

Net income per share—diluted:
Common stock	$3.89	$2.85
Class B common stock	$3.63	$2.66

Dividends paid per share:
Common stock	$1.370	$1.036
Class B common stock	$1.245	$0.942

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31, 2024			April 2, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$797,453			$587,185
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$(4,998)	$—	(4,998)	$8,940	$—	8,940
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and service cost	(48)	7	(41)	19	2	21
Reclassification to earnings	2,541	(609)	1,932	3,227	(774)	2,453
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	1,335	(84)	1,251	1,448	541	1,989
Reclassification to earnings	1,854	(755)	1,099	2,007	(1,084)	923
Total other comprehensive income (loss), net of tax	$684	$(1,441)	(757)	$15,641	$(1,315)	14,326
Comprehensive income			$796,696			$601,511

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$520,404	$401,902
Accounts receivable—trade, net	1,205,724	823,617
Inventories	1,137,857	1,340,996
Prepaid expenses and other	523,392	345,588
Total current assets	3,387,377	2,912,103
Property, plant and equipment, net	3,333,096	3,309,678
Goodwill	2,693,921	2,696,050
Other intangibles	1,859,052	1,879,229
Other non-current assets	1,071,065	1,061,427
Deferred income taxes	45,243	44,454
Total assets	$12,389,754	$11,902,941
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$946,000	$1,086,183
Accrued liabilities	872,475	867,815
Accrued income taxes	75,482	29,457
Short-term debt	1,289,648	719,839
Current portion of long-term debt	305,425	305,058
Total current liabilities	3,489,030	3,008,352
Long-term debt	3,790,013	3,789,132
Other long-term liabilities	663,648	660,673
Deferred income taxes	338,776	345,698
Total liabilities	8,281,467	7,803,855

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2024 and 2023	—	—
Common stock, shares issued: 166,939,511 at March 31, 2024 and December 31, 2023	166,939	166,939
Class B common stock, shares issued: 54,613,514 at March 31, 2024 and December 31, 2023	54,614	54,614
Additional paid-in capital	1,315,813	1,345,580
Retained earnings	5,087,126	4,562,263
Treasury—common stock shares, at cost: 19,332,210 at March 31, 2024 and 17,160,099 at December 31, 2023	(2,285,370)	(1,800,232)
Accumulated other comprehensive loss	(230,835)	(230,078)
Total stockholders’ equity	4,108,287	4,099,086
Total liabilities and stockholders’ equity	$12,389,754	$11,902,941

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2024	April 2, 2023
Operating Activities
Net income	$797,453	$587,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,764	98,199
Stock-based compensation expense	5,986	18,992
Deferred income taxes	(8,975)	(11,250)
Write-down of equity investments	31,391	—
Unrealized gains on derivative contracts	(269,582)	—
Other	19,923	22,347
Changes in assets and liabilities, net of business acquisition:
Accounts receivable—trade, net	(383,417)	(140,962)
Inventories	202,055	(3,263)
Prepaid expenses and other current assets	(11,415)	(172)
Accounts payable and accrued liabilities	(56,334)	16,054
Accrued income taxes	147,537	174,201
Contributions to pension and other benefit plans	(2,408)	(6,532)
Other assets and liabilities	(10,844)	598
Net cash provided by operating activities	569,134	755,397
Investing Activities
Capital additions (including software)	(213,304)	(176,093)
Equity investments in tax credit qualifying partnerships	(13,944)	(12,309)
Other investing activities	(321)	85
Net cash used in investing activities	(227,569)	(188,317)
Financing Activities
Net increase (decrease) in short-term debt	569,809	(90,700)
Repayment of long-term debt and finance leases	(1,568)	(1,187)
Cash dividends paid	(273,404)	(207,356)
Repurchase of common stock	(494,191)	(239,910)
Proceeds from exercised stock options	4,103	15,194
Taxes withheld and paid on employee stock awards	(26,404)	(28,289)
Net cash used in financing activities	(221,655)	(552,248)
Effect of exchange rate changes on cash and cash equivalents	(1,408)	(18,375)
Net increase (decrease) in cash and cash equivalents	118,502	(3,543)
Cash and cash equivalents, beginning of period	401,902	463,889
Cash and cash equivalents, end of period	$520,404	$460,346
Supplemental Disclosure
Interest paid	$33,888	$32,987
Income taxes paid	31,284	12,279

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 5

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2024 and April 2, 2023
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2023	$—	$166,939	$54,614	$1,345,580	$4,562,263	$(1,800,232)	$(230,078)	$4,099,086
Net income					797,453			797,453
Other comprehensive loss							(757)	(757)
Dividends (including dividend equivalents):
Common Stock, $1.370 per share					(204,596)			(204,596)
Class B Common Stock, $1.245 per share					(67,994)			(67,994)
Stock-based compensation				6,390				6,390
Exercise of stock options and incentive-based transactions				(36,157)		13,856		(22,301)
Repurchase of common stock (including excise tax)						(498,994)		(498,994)
Balance, March 31, 2024	$—	$166,939	$54,614	$1,315,813	$5,087,126	$(2,285,370)	$(230,835)	$4,108,287

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2022	$—	$163,439	$58,114	$1,296,572	$3,589,781	$(1,556,029)	$(252,333)	$3,299,544
Net income					587,185			587,185
Other comprehensive income							14,326	14,326
Dividends (including dividend equivalents):
Common Stock, $1.036 per share					(152,603)			(152,603)
Class B Common Stock, $0.942 per share					(53,801)			(53,801)
Conversion of Class B Common Stock into Common Stock		1,000	(1,000)					—
Stock-based compensation				18,948				18,948
Exercise of stock options and incentive-based transactions				(30,108)		17,013		(13,095)
Repurchase of common stock (including excise tax)						(242,139)		(242,139)
Balance, April 2, 2023	$—	$164,439	$57,114	$1,285,412	$3,970,562	$(1,781,155)	$(238,007)	$3,458,365

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 6

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
Operating results for the quarter ended March 31, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires a buyer in a supplier finance program to disclose qualitative and quantitative information about the program including the program’s nature, activity during the period, changes from period to period and potential magnitude. ASU 2022-04 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. A rollforward of obligations during the annual period, including the amount of obligations confirmed and obligations subsequently paid, is effective for annual periods beginning after December 15, 2023 with early adoption permitted. This ASU should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. We early adopted provisions of this ASU in the fourth quarter of 2022, with the exception of the amendment on rollforward information, which we adopted in the fourth quarter of 2023. Adoption of the new standard did not have a material impact on our consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. This ASU should be applied prospectively to business combinations occurring on or after the date of adoption. As a result, we adopted the provisions of this ASU in the first quarter of 2023. This new standard was not applicable to the May 2023 acquisition of Weaver Popcorn Manufacturing, Inc. (“Weaver”) due to no contract assets or liabilities (as discussed in Note 2); however, will be applied in relevant future acquisitions.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 7

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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public business entities on an annual basis to disclose specific categories in a tabular rate reconciliation and provide additional information for reconciling items that meet a five percent quantitative threshold. Additionally, the ASU requires all entities to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions where income taxes paid are equal to or greater than five percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the update should be applied on a prospective basis, with a retrospective application permitted in the financial statements. We are currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures. As a result, we intend to adopt the provisions of this ASU in the fourth quarter of 2025.
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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2024 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Balance at December 31, 2023	$2,020,831	$657,001	$18,218	$2,696,050
Foreign currency translation	(2,379)	—	250	(2,129)
Balance at March 31, 2024	$2,018,452	$657,001	$18,468	$2,693,921

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 8

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	March 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,701,943	$(261,564)	$1,703,029	$(249,947)
Customer-related	513,194	(130,187)	513,910	(123,282)
Patents	8,054	(8,054)	8,233	(8,233)
Total	2,223,191	(399,805)	2,225,172	(381,462)

Intangible assets not subject to amortization:
Trademarks	35,666		35,519
Total other intangible assets	$1,859,052		$1,879,229
Total amortization expense for the three months ended March 31, 2024 and April 2, 2023 was $19,554 and $19,177, respectively.
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
The credit agreements governing the credit facility contain certain financial and other covenants, customary representations, warranties and events of default. As of March 31, 2024, we were in compliance with all covenants pertaining to the credit facility, and we had no significant compensating balance agreements that legally restricted access to these funds. For more information, refer to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K.

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	March 31, 2024	December 31, 2023
Short-term foreign bank borrowings against lines of credit	$208,163	$192,278
U.S. commercial paper	1,081,485	527,561
Total short-term debt	$1,289,648	$719,839
Weighted average interest rate on outstanding commercial paper	5.4%	5.4%

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 9

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	March 31, 2024	December 31, 2023
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
4.250% Notes	May 4, 2028	350,000	350,000
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes	June 1, 2030	350,000	350,000
4.500% Notes	May 4, 2033	400,000	400,000
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		76,729	76,385
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(24,930)	(25,834)
Total long-term debt		4,095,438	4,094,190
Less—current portion		305,425	305,058
Long-term portion		$3,790,013	$3,789,132
Interest Expense
Net interest expense consists of the following:

	Three Months Ended
	March 31, 2024	April 2, 2023
Interest expense	$46,044	$42,506
Capitalized interest	(4,436)	(3,067)
Interest expense	41,608	39,439
Interest income	(1,786)	(1,754)
Interest expense, net	$39,822	$37,685

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

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 10

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $206,349 as of March 31, 2024 and $94,917 as of December 31, 2023.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $50,648 at March 31, 2024 and $80,068 at December 31, 2023. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $10,339 at March 31, 2024 and $13,665 at December 31, 2023. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative (“SM&A”) expense, depending on the nature of the underlying exposure.

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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at March 31, 2024 and December 31, 2023 was $25,004 and $22,867, respectively.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$2,308	$1,869	$1,219	$1,670

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	1,919	1,702	66	679
Deferred compensation derivatives	2,271	—	2,343	—
Foreign exchange contracts	650	—	1,123	—
	4,840	1,702	3,532	679
Total	$7,148	$3,571	$4,751	$2,349

(1)Derivative assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of March 31, 2024, amounts reflected on a net basis in liabilities were assets of $54,461 and liabilities of $52,990, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2023 were assets of $29,881 and liabilities of $30,493. At March 31, 2024 and December 31, 2023, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended March 31, 2024 and April 2, 2023 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2024	2023	2024	2023	2024	2023
Commodities futures and options	$197,764	$(10,614)	$—	$—	$—	$—
Foreign exchange contracts	(267)	369	1,335	(1,725)	445	762
Interest rate swap agreements	—	—	—	3,173	(2,299)	(2,769)
Deferred compensation derivatives	2,271	1,273	—	—	—	—
Total	$199,768	$(8,972)	$1,335	$1,448	$(1,854)	$(2,007)

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

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 12

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The amount of pre-tax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $8,761 as of March 31, 2024. This amount is primarily associated with interest rate swap agreements.
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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of March 31, 2024 and December 31, 2023:

	Assets / Liabilities
	Level 1	Level 2	Level 3	Total
March 31, 2024:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$2,598	$—	$2,598
Deferred compensation derivatives (2)	$—	$2,271	$—	$2,271
Commodities futures and options (3)	$1,919	$—	$—	$1,919
Liabilities:
Foreign exchange contracts (1)	$—	$1,869	$—	$1,869
Commodities futures and options (3)	$1,702	$—	$—	$1,702
December 31, 2023:
Assets:
Foreign exchange contracts (1)	$—	$2,342	$—	$2,342
Deferred compensation derivatives (2)	$—	$2,343	$—	$2,343
Commodities futures and options (3)	$66	$—	$—	$66
Liabilities:
Foreign exchange contracts (1)	$—	$1,670	$—	$1,670
Commodities futures and options (3)	$679	$—	$—	$679
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
(2)The fair value of deferred compensation derivatives is based on quoted prices for market interest rates and a broad market equity index.
(3)The fair value of commodities futures and options contracts is based on quoted market prices.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of March 31, 2024 and December 31, 2023 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Current portion of long-term debt	$299,074	$297,842	$305,425	$305,058
Long-term debt	3,349,071	3,413,411	3,790,013	3,789,132
Total	$3,648,145	$3,711,253	$4,095,438	$4,094,190

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

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 14

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of lease expense for the three months ended March 31, 2024 and April 2, 2023 were as follows:

		Three Months Ended
Lease expense	Classification	March 31, 2024	April 2, 2023
Operating lease cost	Cost of sales or SM&A (1)	$12,215	$12,043
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	2,213	1,862
Interest on lease liabilities	Interest expense, net	1,185	1,100
Net lease cost (2)		$15,613	$15,005
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.
Information regarding our lease terms and discount rates were as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	14.1	14.4
Finance leases	25.6	25.9

Weighted-average discount rate
Operating leases	3.5%	3.5%
Finance leases	6.3%	6.2%

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	March 31, 2024	December 31, 2023
Assets
Operating lease ROU assets	Other non-current assets	$307,664	$307,976

Finance lease ROU assets, at cost	Property, plant and equipment, gross	89,759	89,335
Accumulated amortization	Accumulated depreciation	(20,810)	(19,472)
Finance lease ROU assets, net	Property, plant and equipment, net	68,949	69,863

Total leased assets		$376,613	$377,839

Liabilities
Current
Operating	Accrued liabilities	$35,224	$34,494
Finance	Current portion of long-term debt	6,254	5,900
Non-current
Operating	Other long-term liabilities	276,417	277,089
Finance	Long-term debt	70,475	70,485
Total lease liabilities		$388,370	$387,968

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The maturity of our lease liabilities as of March 31, 2024 were as follows:

	Operating leases	Finance leases	Total
2024 (rest of year)	$36,307	$7,991	$44,298
2025	35,441	9,330	44,771
2026	28,146	6,179	34,325
2027	26,635	4,421	31,056
2028	25,499	4,216	29,715
Thereafter	243,152	137,910	381,062
Total lease payments	395,180	170,047	565,227
Less: Imputed interest	83,539	93,318	176,857
Total lease liabilities	$311,641	$76,729	$388,370

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,824	$11,281
Operating cash flows from finance leases	1,185	1,100
Financing cash flows from finance leases	1,563	1,183

ROU assets obtained in exchange for lease liabilities:
Operating leases	$9,043	$3,735
Finance leases	983	292
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

Both equity method investments and cost, less impairment, investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates were $190,419 and $207,177 as of March 31, 2024 and December 31, 2023, respectively.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
Cost of sales	$2,612	$1,050
Selling, marketing and administrative expense	14,054	488
Business realignment costs	—	811
Costs associated with business realignment activities	$16,666	$2,349
Costs recorded by program during the three months ended March 31, 2024 and April 2, 2023 related to these activities were as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
Advancing Agility & Automation Initiative:
Other program costs	16,666	—
International Optimization Program:
Severance and employee benefit costs	$—	$811
Other program costs	—	1,538
Total	$16,666	$2,349
Amounts classified as liabilities qualifying as exit and disposal costs primarily represent employee-related and certain third-party service provider charges, however, such amounts at March 31, 2024 are not significant.
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
Since inception through March 31, 2024, we recognized total costs associated with the AAA Initiative of $16,666. These charges predominantly included third-party costs supporting the design and implementation of the new organizational structure, as well as technology capability costs. The costs and related benefits of the AAA Initiative relate to the North America Confectionery segment and Corporate. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
2020 International Optimization Program
In the fourth quarter of 2020, we commenced a program (“International Optimization Program”) to streamline resources and investments in select international markets, including the optimization of our China operating model that will improve our operational efficiency and provide for a strong, sustainable and simplified base going forward.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 17

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The International Optimization Program was originally expected to total pre-tax costs of $50,000 to $75,000, with cash costs in the range of $40,000 to $65,000, primarily related to workforce reductions of approximately 350 positions outside of the United States, costs to consolidate and relocate production, and third-party costs incurred to execute these activities. The costs and related benefits of the International Optimization Program relate to the International segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs. For the three months ended April 2, 2023, we recognized total costs associated with the International Optimization Program of $2,349. From program inception in 2020 through completion in 2023, we incurred pre-tax charges to execute the program totaling $53,799.
10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the three months ended March 31, 2024 and April 2, 2023 were 19.1% and 22.7%, respectively. Relative to the statutory rate, the 2024 effective tax rate was primarily impacted by investment tax credits partially offset by state taxes.
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
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA enacted a 15% corporate minimum tax on certain corporations and an excise tax on share repurchases after December 31, 2022, and created and extended certain energy-related tax credits and incentives. For the three months ended March 31, 2024 and April 2, 2023 the tax-related provisions of the IRA did not have a material impact on our consolidated financial statements, including our annual effective tax rate, or on our liquidity.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 18

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended March 31, 2024 and April 2, 2023 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
Service cost	$3,849	$3,753	$34	$54
Interest cost	9,687	10,272	1,218	2,093
Expected return on plan assets	(12,808)	(12,381)	—	—
Amortization of prior service credit	(1,373)	(1,414)	(38)	—
Amortization of net loss (gain)	3,813	4,967	139	(326)
Total net periodic benefit cost	$3,168	$5,197	$1,353	$1,821
We made contributions of $816 and $1,592 to the pension plans and other benefits plans, respectively, during the first three months of 2024. In the first three months of 2023, we made contributions of $833 and $5,699 to our pension plans and other benefit plans, respectively. The contributions in 2024 and 2023 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
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

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
Pre-tax compensation expense	$5,986	$18,992
Related income tax benefit	1,221	4,330
Compensation expenses for stock compensation plans are primarily included in SM&A expense. As of March 31, 2024, total stock-based compensation expense related to non-vested awards not yet recognized was $119,082 and the weighted-average period over which this amount is expected to be recognized was approximately 2.0 years.
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

A summary of activity relating to grants of stock options for the period ended March 31, 2024 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	726,701	$105.67	3.3 years
Granted	2,455	$192.49
Exercised	(43,892)	$99.88
Outstanding as of March 31, 2024	685,264	$106.35	3.1 years	$60,678
Options exercisable as of March 31, 2024	669,879	$104.53	3.0 years	$60,348

The weighted-average fair value of options granted was $45.95 and $57.65 per share for the periods ended March 31, 2024 and April 2, 2023, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended
	March 31, 2024	April 2, 2023
Dividend yields	2.0%	1.7%
Expected volatility	21.3%	20.9%
Risk-free interest rates	4.3%	4.1%
Expected term in years	6.3	6.3
The total intrinsic value of options exercised was $4,148 and $20,566 for the periods ended March 31, 2024 and April 2, 2023, respectively.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 20

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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the three months ended March 31, 2024 and April 2, 2023 can range from 0% to 250% of the targeted amounts.
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
During the three months ended March 31, 2024 and April 2, 2023, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.
We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight- line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended March 31, 2024 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,039,691	$198.31
Granted	315,389	$196.16
Performance assumption change (1)	(60,282)	$121.12
Vested	(443,419)	$175.69
Forfeited	(8,241)	$219.04
Outstanding as of March 31, 2024	843,138	$214.71
(1)Reflects the net number of PSUs above and below target levels based on the performance metrics.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 21

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

	Three Months Ended
	March 31, 2024	April 2, 2023
Units granted	315,389	278,578
Weighted-average fair value at date of grant	$196.16	$249.74
Monte Carlo simulation assumptions:
Estimated values	$84.13	$118.90
Dividend yields	2.8%	1.7%
Expected volatility	18.5%	19.2%

The fair value of shares vested totaled $84,998 and $97,304 for the periods ended March 31, 2024 and April 2, 2023, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 258,847 units as of March 31, 2024. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 22

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

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 23

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
Net sales:
North America Confectionery	$2,707,310	$2,452,165
North America Salty Snacks	275,106	269,985
International	270,333	265,464
Total	$3,252,749	$2,987,614

Segment income:
North America Confectionery	$948,195	$887,750
North America Salty Snacks	38,705	46,792
International	42,750	55,049
Total segment income	1,029,650	989,591
Unallocated corporate expense (1)	172,899	177,074
Unallocated mark-to-market (gains) losses on commodity derivatives	(218,015)	10,244
Costs associated with business realignment activities (see Note 9)	16,666	2,349
Operating profit	1,058,100	799,924
Interest expense, net (see Note 4)	39,822	37,685
Other (income) expense, net (see Note 17)	32,020	2,983
Income before income taxes	$986,258	$759,256
(1)Includes centrally-managed (a) corporate functional costs relating to legal, treasury, finance, and human resources, (b) expenses associated with the oversight and administration of our global operations, including warehousing, distribution and manufacturing, information systems and global shared services, (c) non-cash stock-based compensation expense, (d) acquisition and integration-related costs, and (e) other gains or losses that are not integral to segment performance.

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in income	$(197,764)	$10,614
Net losses on commodity derivative positions reclassified from unallocated to segment income	(20,251)	(370)
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$(218,015)	$10,244
As of March 31, 2024, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $167,808. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax losses on commodity derivatives of $24,574 to segment operating results in the next twelve months.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 24

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
North America Confectionery	$62,421	$56,722
North America Salty Snacks	19,843	17,580
International	6,071	6,058
Corporate	19,429	17,839
Total	$107,764	$98,199

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
Net sales:
United States	$2,854,432	$2,617,923
All other countries	398,317	369,691
Total	$3,252,749	$2,987,614
14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Three Months Ended March 31, 2024
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	2,022,064	$400,000
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	483,033	94,191
Total share repurchases	2,505,097	494,191
Shares issued for stock options and incentive compensation	(332,986)	(13,856)
Total net share repurchases	2,172,111	480,335
Excise tax associated with net share repurchases (1)	—	4,803
Net change	2,172,111	$485,138
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

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 25

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

In July 2018, our Board of Directors approved a $500 million share repurchase authorization to repurchase shares of our Common Stock. As a result of the February 2023 Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, the July 2018 share repurchase authorization was completed. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization, which was completed as of March 31, 2024. In December 2023, our Board of Directors approved an additional $500 million share repurchase authorization. This program commenced after the existing May 2021 authorization was completed. As a result of the share repurchase authorization, approximately $470 million remains available for repurchases under our December 2023 share repurchase authorization. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

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

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 26

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

	Three Months Ended
	March 31, 2024		April 2, 2023
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$205,411	$67,994	$153,555	$53,801
Allocation of undistributed earnings	393,508	130,540	281,044	98,785
Total earnings—basic	$598,919	$198,534	$434,599	$152,586

Denominator (shares in thousands):
Total weighted-average shares—basic	149,609	54,614	147,746	57,114

Earnings Per Share—basic	$4.00	$3.64	$2.94	$2.67

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$598,919	$198,534	$434,599	$152,586
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	198,534	—	152,586	—
Reallocation of undistributed earnings	—	(425)	—	(481)
Total earnings—diluted	$797,453	$198,109	$587,185	$152,105

Denominator (shares in thousands):
Number of shares used in basic computation	149,609	54,614	147,746	57,114
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	54,614	—	57,114	—
Employee stock options	318	—	503	—
Performance and restricted stock units	334	—	474	—
Total weighted-average shares—diluted	204,875	54,614	205,837	57,114

Earnings Per Share—diluted	$3.89	$3.63	$2.85	$2.66
The earnings per share calculations for the three months ended March 31, 2024 and April 2, 2023 excluded 12 and 8 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 27

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$31,391	$—
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	638	3,211
Other (income) expense, net	(9)	(228)
Total	$32,020	$2,983

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain asset accounts included within our Consolidated Balance Sheets are as follows:

	March 31, 2024	December 31, 2023
Inventories:
Raw materials	$527,719	$481,111
Goods in process	226,527	192,232
Finished goods	818,586	948,974
Inventories at First In First Out	1,572,832	1,622,317
Adjustment to Last In First Out	(434,975)	(281,321)
Total inventories	$1,137,857	$1,340,996

Prepaid expenses and other:
Prepaid expenses	$129,654	$227,567
Other current assets	393,738	118,021
Total prepaid expenses and other	$523,392	$345,588

Property, plant and equipment:
Land	$180,547	$180,751
Buildings	1,776,563	1,763,070
Machinery and equipment	4,000,536	3,861,006
Construction in progress	573,657	644,244
Property, plant and equipment, gross	6,531,303	6,449,071
Accumulated depreciation	(3,198,207)	(3,139,393)
Property, plant and equipment, net	$3,333,096	$3,309,678

Other non-current assets:
Pension	$49,594	$48,506
Capitalized software, net	371,254	360,205
Operating lease ROU assets	307,664	307,976
Investments in unconsolidated affiliates	190,419	207,177
Other non-current assets	152,134	137,563
Total other non-current assets	$1,071,065	$1,061,427

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 29

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of certain liability and stockholders’ equity accounts included within our Consolidated Balance Sheets are as follows:
	March 31, 2024	December 31, 2023
Accounts payable:
Accounts payable—trade	$532,335	$630,536
Supplier finance program obligations	201,109	149,261
Other	212,556	306,386
Total accounts payable	$946,000	$1,086,183

Accrued liabilities:
Payroll, compensation and benefits	$170,343	$261,961
Advertising, promotion and product allowances	436,474	343,444
Operating lease liabilities	35,224	34,494
Other	230,434	227,916
Total accrued liabilities	$872,475	$867,815

Other long-term liabilities:
Post-retirement benefits liabilities	$93,469	$90,718
Pension benefits liabilities	26,104	28,949
Operating lease liabilities	276,417	277,089
Other	267,658	263,917
Total other long-term liabilities	$663,648	$660,673

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(92,704)	$(87,706)
Pension and post-retirement benefit plans, net of tax	(124,909)	(126,800)
Cash flow hedges, net of tax	(13,222)	(15,572)
Total accumulated other comprehensive loss	$(230,835)	$(230,078)

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 30

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. This MD&A should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (“this Quarterly Report on Form 10-Q”). This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2023 Annual Report on Form 10-K, as updated by Part II, Item 1A in this Quarterly Report on Form 10-Q, for information concerning the key risks to achieving future performance goals.
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

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 31

TRENDS AFFECTING OUR BUSINESS
Throughout the first quarter of 2024, the U.S. consumer continued to drive momentum within the economy; however, we expect some moderation in consumer spending throughout the remainder of 2024 as cost fatigue and labor markets restrict income growth and constrain consumer spending power and purchasing behaviors. Net sales and net income increased during the three months ended March 31, 2024, as we continued to experience a dynamic macroeconomic environment, including price volatility related to select commodities, resulting in corresponding incremental costs and gross margin pressures. Despite specific actions taken to mitigate these gross margin pressures, higher prices for direct materials used to manufacture our products were, and continue to be, the primary incremental cost to our business (see Consolidated Results of Operations included in this MD&A). We utilize many exchange traded commodities for our business that are subject to price volatility, specifically cocoa products, which experienced a market price increase of approximately 140% since the beginning of the year (see Part I, Item 3 - Quantitative and Qualitative Disclosures about Market Risk included in this Quarterly Report on Form 10-Q). We continue to monitor and use our risk management strategy where possible to hedge commodity prices in order to mitigate corresponding increases in our raw materials and energy costs (see Part II, Item 1A - Risk Factors included in this Quarterly Report on Form 10-Q).
Furthermore, certain geopolitical events, specifically the conflict between Russia and Ukraine, have increased global economic and political uncertainty. For the three months ended March 31, 2024, this conflict did not have a material impact on our commodity prices or supply availability. However, we are continuing to monitor for any significant escalation or expansion of economic or supply chain disruptions or broader inflationary costs, which may result in material adverse effects on our results of operations.

As of March 31, 2024, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements in both the short-term and in the long-term; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).

Based on the length and severity of the fluctuating macroeconomic environment, including price volatility for our commodities, the possibility of a recession, changes in consumer shopping and consumption behavior, and changes in geopolitical events, including the ongoing conflict between Russia and Ukraine, we may experience increasing supply chain costs, higher inflation and other impacts to our business. We will continue to evaluate the nature and extent of these potential and evolving impacts on our business, consolidated results of operations, segment results, liquidity and capital resources.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 32

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 31, 2024	April 2, 2023	Percent Change
In millions of dollars except per share amounts
Net sales	$3,252.7	$2,987.6	8.9%
Cost of sales	1,576.6	1,605.3	(1.8)%
Gross profit	1,676.1	1,382.3	21.3%
Gross margin	51.5%	46.3%
Selling, marketing & administrative (“SM&A”) expenses	618.0	581.6	6.3%
SM&A expense as a percent of net sales	19.0%	19.5%
Business realignment activities	—	0.8	(100.0)%
Operating profit	1,058.1	799.9	32.3%
Operating profit margin	32.5%	26.8%
Interest expense, net	39.8	37.7	5.7%
Other (income) expense, net	32.0	2.9	973.4%
Provision for income taxes	188.8	172.1	9.7%
Effective income tax rate	19.1%	22.7%
Net income	$797.5	$587.2	35.8%
Net income per share—diluted	$3.89	$2.85	36.5%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - First Quarter 2024 vs. First Quarter 2023
Net Sales
Net sales were $3,252.7 million in the first quarter of 2024 compared to $2,987.6 million in the same period of 2023, an increase of $265.1 million, or 8.9%. The net sales increase reflects a favorable price realization of 5.2% driven by higher list prices primarily within our North America Confectionery and North America Salty Snacks segments. The net sales increase was further driven by a volume increase of 3.4% primarily due to an increase in everyday core U.S. confection, as a result of accelerated shipments in anticipation of our enterprise resource planning (“ERP”) system implementation, which was completed in the beginning of the second quarter of 2024, as well as an increase in salty snack brands. Foreign currency exchange rates resulted in a 0.3% impact.
Key U.S. Marketplace Metrics
For the first quarter of 2024, our total U.S. retail takeaway increased 7.0% in the expanded multi-outlet combined plus convenience store channels (Circana MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway increased 8.1% and experienced a CMG market share increase of 6 basis points. Our Salty consumer takeaway declined 4.1% in the first quarter of 2024 and experienced a Salty market share decline of 16 basis points.
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

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 33

Cost of Sales and Gross Margin
Cost of sales were $1,576.6 million in the first quarter 2024 compared to $1,605.3 million in the same period 2023, a decrease of $28.7 million, or 1.8%. The decrease was driven by an incremental $208.4 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases (See Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q for more information). The decrease was further driven by $57.7 million of favorable supply chain productivity. The decreases were partially offset by $237.4 million driven by higher commodity costs, primarily driven by cocoa, unfavorable mix and higher supply chain costs.
Gross margin was 51.5% in the first quarter of 2024 compared to 46.3% in the same period of 2023, an increase of 520 basis points. The increase was driven by favorable activity on our mark-to-market impact from commodity derivative instruments, favorable price realization, volume increases, and favorable supply chain productivity. The increase was partially offset by unfavorable commodity costs, higher supply chain costs, including higher labor costs, and unfavorable mix.
SM&A Expenses
SM&A expenses were $618.0 million in the first quarter of 2024 compared to $581.6 million in the same period of 2023, an increase of $36.4 million, or 6.3%. Total advertising and related consumer marketing expenses increased 12.0% driven primarily by increases across all segments. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 3.3% in the first quarter of 2024 driven by higher investments in capabilities and technology and higher compensation costs across segments.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. During the first quarter of 2024, we recorded no business realignment costs versus costs of $0.8 million in the first quarter of 2023. The costs in 2023 related to the International Optimization Program, which completed in 2023. The International Optimization Program was focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. In February 2024, the Board of Directors approved the Advancing Agility & Automation (“AAA”) Initiative, focused on leveraging new technology to improve supply chain and manufacturing-related spend, and optimize selling, general and administrative expenses. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit was $1,058.1 million in the first quarter of 2024 compared to $799.9 million in the same period of 2023, an increase of $258.2 million, or 32.3%. The increase was predominantly due to higher gross profit, partially offset by higher SM&A expenses, as noted above. Operating profit margin increased to 32.5% in 2024 from 26.8% in 2023 driven by the same factors noted above that resulted in higher gross margin for the period.
Interest Expense, Net
Net interest expense was $39.8 million in the first quarter of 2024 compared to $37.7 million in the same period of 2023, an increase of $2.1 million, or 5.7%. The increase was primarily due to higher rates on long-term debt balances in 2024 versus 2023, specifically related to the $350 million 4.25% Notes and $400 million 4.50% Notes issued in May 2023. The increase was partially offset by higher interest income.
Other (Income) Expense, Net
Other (income) expense, net was $32.0 million in the first quarter of 2024 versus net expense of $2.9 million in the first quarter of 2023, an increase of $29.1 million, or 973.4%. The increase in net expense was primarily driven by an increase of $31.4 million of higher write-downs on equity investments qualifying for tax credits in 2024 versus the first quarter of 2023, partially offset by a decrease of $2.6 million of non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 34

Income Taxes and Effective Tax Rate
The effective income tax rate was 19.1% for the first quarter of 2024 compared with 22.7% for the first quarter of 2023. Relative to the 21% statutory rate, the 2024 effective tax rate was primarily impacted by investment tax credits partially offset by state taxes. Relative to the 21% statutory rate, the 2023 effective tax rate was impacted by state taxes, partially offset by employee share-based payments.

Net Income and Earnings Per Share-diluted
Net income was $797.5 million in the first quarter of 2024 compared to $587.2 million in the same period of 2023, an increase of $210.3 million, or 35.8%. EPS-diluted was $3.89 in the first quarter of 2024 compared to $2.85 in the first quarter of 2023, an increase of $1.04, or 36.5%. The increase in both net income and EPS-diluted was driven primarily by higher gross profit, partially offset by higher SM&A expenses, higher other income and expenses and higher income taxes. Our 2024 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 35

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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
In millions of dollars
Net Sales:
North America Confectionery	$2,707.3	$2,452.2
North America Salty Snacks	275.1	270.0
International	270.3	265.4
Total	$3,252.7	$2,987.6

Segment Income:
North America Confectionery	$948.2	$887.8
North America Salty Snacks	38.7	46.8
International	42.8	55.0
Total segment income	1,029.7	989.6
Unallocated corporate expense (1)	172.9	177.1
Unallocated mark-to-market losses on commodity derivatives (2)	(218.0)	10.2
(Benefits) costs associated with business realignment activities	16.7	2.3
Operating profit	1,058.1	800.0
Interest expense, net	39.8	37.7
Other (income) expense, net	32.0	3.0
Income before income taxes	$986.3	$759.3
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

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery results, which accounted for 83.2% and 82.1% of our net sales for the three months ended March 31, 2024 and April 2, 2023, respectively, were as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023	Percent Change
In millions of dollars
Net sales	$2,707.3	$2,452.2	10.4%
Segment income	948.2	887.8	6.8%
Segment margin	35.0%	36.2%
Results of Operations - First Quarter 2024 vs. First Quarter 2023
Net sales of our North America Confectionery segment were $2,707.3 million in the first quarter of 2024 compared to $2,452.2 million in the same period of 2023, an increase of $255.1 million, or 10.4%. The increase reflected a favorable price realization of 5.9% primarily due to list price increases on certain products across our portfolio. The increase was further driven by a volume increase of 4.5% driven primarily by an increase in everyday core U.S. confection, as a result of accelerated shipments in anticipation of our ERP system implementation, which was completed in the beginning of the second quarter of 2024.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales for licensing and owned retail increased approximately 11.0% during the first quarter of 2024 compared to the same period of 2023.
Our North America Confectionery segment income was $948.2 million in the first quarter of 2024 compared to $887.8 million in the same period of 2023, an increase of $60.4 million, or 6.8%. The increase was primarily due to favorable price realization and volume increases, partially offset by higher commodity costs, higher supply chain inflation costs, including higher labor costs, and unfavorable product mix.

North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks results, which accounted for 8.5% and 9.0% of our net sales for the three months ended March 31, 2024 and April 2, 2023, respectively, were as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023	Percent Change
In millions of dollars
Net sales	$275.1	$270.0	1.9%
Segment income	38.7	46.8	(17.3)%
Segment margin	14.1%	17.3%
Results of Operations - First Quarter 2024 vs. First Quarter 2023
Net sales of our North America Salty Snacks segment were $275.1 million in the first quarter of 2024 compared to $270.0 million in the same period of 2023, an increase of $5.1 million, or 1.9%. The increase reflected a favorable price realization of 1.7%, due to list price increases on certain products across our portfolio, primarily Dot’s Homestyle Pretzels, and a volume increase of 0.2%, primarily due to Dot’s Homestyle Pretzels, substantially offset by volume declines in SkinnyPop snacks.
Our North America Salty Snacks segment income was $38.7 million in the first quarter of 2024 compared to $46.8 million in the same period of 2023, a decrease of $8.1 million, or 17.3%. The decrease was primarily due to increased commodity costs, higher supply chain costs and increased advertising and related consumer marketing costs, partially offset by favorable price realization.
International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Latin America, as well as Europe, Asia, the Middle East and Africa (“AMEA”) and other regions. International results, which accounted for 8.3% and 8.9% of our net sales for the three months ended March 31, 2024 and April 2, 2023, respectively, were as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023	Percent Change
In millions of dollars
Net sales	$270.3	$265.4	1.8%
Segment income	42.8	55.0	(22.2)%
Segment margin	15.8%	20.7%
Results of Operations - First Quarter 2024 vs. First Quarter 2023
Net sales of our International segment were $270.3 million in the first quarter of 2024 compared to $265.4 million in the same period of 2023, an increase $4.9 million, or 1.8%. The increase was due to favorable price realization of 3.5%, and a favorable impact from foreign currency exchange rates of 3.1%, primarily driven by Mexico. The increase was partially offset by volume declines of 4.8% primarily driven by Mexico.
Our International segment generated income of $42.8 million in the first quarter of 2024 compared to $55.0 million in the first quarter of 2023, a decrease of $12.2 million, or 22.2%, driven primarily by volume declines, increased commodity costs, and unfavorable product mix, partially offset by favorable price realization.
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
In the first quarter of 2024, unallocated corporate expense totaled $172.9 million, as compared to $177.1 million in the first quarter of 2023, a decrease of $4.2 million, or 2.4%. The decrease was primarily driven by lower acquisition and integration related costs, partially offset by higher compensation costs and higher investments in capabilities and technology.
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
At March 31, 2024, our cash and cash equivalents totaled $520.4 million, an increase of $118.5 million compared to the 2023 year-end balance. Additional detail regarding the net uses of cash are outlined in the following discussion. Additionally, at March 31, 2024, we had outstanding short- and long-term debt totaling $5.4 billion, of which $305.4 million was classified as the current portion of long-term debt. Of the $305.4 million, $300 million of 2.050% Notes are due upon maturity on November 15, 2024. We believe we can satisfy these debt obligations with cash generated from our operation, issuing new debt, and/or by borrowing on our unsecured credit facility.
Approximately 55% of the balance of our cash and cash equivalents at March 31, 2024 was held by subsidiaries domiciled outside of the United States. A majority of this balance is distributable to the United States without material tax implications, such as withholding tax. We intend to continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Three Months Ended
In millions of dollars	March 31, 2024	April 2, 2023
Net cash provided by (used in):
Operating activities	$569.2	$755.4
Investing activities	(227.6)	(188.3)
Financing activities	(221.7)	(552.2)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(18.4)
Net change in cash and cash equivalents	$118.5	$(3.5)

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 36

Operating activities
We generated cash of $569.2 million from operating activities in the first three months of 2024, a decrease of $186.2 million compared to $755.4 million in the same period of 2023. This decrease in net cash provided by operating activities was mainly driven by the following factors:
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, a write-down of equity investments, unrealized gains and losses on derivative contracts and other charges) resulted in $31.5 million of lower cash flow in 2024 relative to 2023.
•In the aggregate, select net working capital items, specifically, trade accounts receivable, inventory, accounts payable and accrued liabilities, consumed cash of $237.7 million in 2024, compared to $128.2 million in 2023. This $109.5 million fluctuation was mainly driven by an increase in cash used by accounts receivable due to an increase in sales of everyday core U.S. confection brands and salty snack brands and the timing of vendor and supplier payments.
•Timing of income tax payments contributed to an increase in operating cash of $147.5 million in 2024, compared to an increase of $174.2 million in 2023. This $26.7 million fluctuation was primarily due to the variance in actual tax expense for 2024 relative to the timing of quarterly estimated tax payments. We paid cash of $31.3 million for income taxes during 2024 compared to $12.3 million in the same period of 2023.
Investing activities
We used cash of $227.6 million for investing activities in the first three months of 2024, an increase of $39.3 million compared to $188.3 million in the same period of 2023. This increase in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, primarily to support our ERP system implementation, capacity expansion, innovation and cost savings, were $213.3 million in the first three months of 2024 compared to $176.1 million in the same period of 2023. Expenditures increased due to progress on capacity expansion projects and our ERP system implementation. We expect 2024 capital expenditures, including capitalized software, to approximate $600 million to $650 million. The decrease in our 2024 capital expenditures is largely driven by the wind down of our key strategic initiatives, including completion of the upgrade of a new ERP system across the enterprise in 2024. We intend to use our existing cash and internally generated funds to meet our 2024 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We invested approximately $13.9 million in the first three months of 2024, compared to $12.3 million in the same period of 2023.
•Other investing activities. In 2024 and 2023, our other investing activities were minimal.
Financing activities
We used cash of $221.7 million for financing activities in the first three months of 2024, a decrease of $330.5 million compared to $552.2 million in the same period of 2023. This decrease in net cash used in financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first three months of 2024, we generated cash of $569.9 million predominately through the issuance of short-term commercial paper, as well as an increase in short-term foreign bank borrowings. During the first three months of 2023, we used cash of $90.7 million to reduce a portion of our short-term commercial paper borrowings , partially offset by an increase in short-term foreign bank borrowings.
•Long-term debt borrowings and repayments. During the first three months of 2024 and 2023, long-term debt borrowings and repayments were minimal.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 37

•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $273.4 million during the first three months of 2024, an increase of $66.0 million compared to $207.4 million in the same period of 2023. Details regarding our 2024 cash dividends paid to stockholders are as follows:

Quarter Ended
In millions of dollars except per share amounts	March 31, 2024
Dividends paid per share – Common stock	$1.370
Dividends paid per share – Class B common stock	$1.245
Total cash dividends paid	$273.4
Declaration date	February 7, 2024
Record date	February 20, 2024
Payment date	March 15, 2024
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

	Three Months Ended
In millions	March 31, 2024	April 2, 2023
Milton Hershey School Trust repurchase (1)	$—	$239.9
Shares repurchased in the open market under pre-approved share repurchase programs (2)	400.0	—
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	$94.2	$—
Cash used for total share repurchases (excluding excise tax)	$494.2	$239.9
Total shares repurchased under pre-approved share repurchase programs	2.0	1.0
(1) In February 2023, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “School Trust”), pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the Milton Hershey School Trust at a price equal to $239.91 per share, for a total purchase price of $239.9 million.
(2) In July 2018, our Board of Directors approved a $500 million share repurchase authorization to repurchase shares of our Common Stock. As a result of the February 2023 Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, the July 2018 share repurchase authorization was completed. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization, which was completed as of March 31, 2024. In December 2023, our Board of Directors approved an additional $500 million share repurchase authorization. This program commenced after the existing May 2021 authorization was completed and is to be utilized at management’s discretion. As a result of the share repurchase authorization, approximately $470 million remains available for repurchases under our December 2023 share repurchase authorization. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
•Proceeds from exercised stock options and employee tax withholding. During the first three months of 2024, we received $4.1 million from employee exercises of stock options and paid $26.4 million of employee taxes withheld from share-based awards. During the first three months of 2023, we received $15.2 million from employee exercises of stock options and paid $28.3 million of employee taxes withheld from share-based awards. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 38

Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Unaudited Consolidated Financial Statements.
Critical Accounting Estimates
For information regarding the Company’s critical accounting estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report on Form 10-K. There have been no material changes to the Company’s critical accounting estimates since December 31, 2023.
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

•We might not be able to hire, engage and retain the talented global human capital we need to drive our growth strategies;

•Risks associated with climate change and other environmental impacts, and increased focus and evolving views of our customers, stockholders and other stakeholders on climate change issues, could negatively affect our business and operations;

•Increases in raw material and energy costs, along with the availability of adequate supplies of raw materials and our ability to successfully hedge against volatility in raw material pricing, could affect future financial results;

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

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 39

•We may not fully realize the expected cost savings and/or operating efficiencies associated with our strategic initiatives or restructuring programs, which may have an adverse impact on our business;

•Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•Political, economic and/or financial market conditions, including impacts on our business arising from the ongoing conflict between Russia and Ukraine, could negatively impact our financial results;

•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•Complications with the design, implementation or usage of our new enterprise resource planning system, including the ability to support post-implementation efforts and maintain enhancements, new features or modifications, could adversely impact our business and operations; and

•Such other matters as discussed in our 2023 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including Part II, Item 1A, ”Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The total amount of short-term debt, net of cash, amounted to net debt of $769.2 million and net debt of $317.9 million, at March 31, 2024 and December 31, 2023, respectively. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of March 31, 2024 would have changed interest expense by approximately $1.9 million for the first three months of 2024 and $3.1 million for 2023.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at March 31, 2024 and December 31, 2023 by approximately $162 million and $203 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
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
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $19.2 million as of March 31, 2024 and $20.2 million as of December 31, 2023, generally offset by a reduction in foreign exchange associated with our transactional activities.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 40

Commodities—Price Risk Management and Derivative Contracts
We use futures and options contracts and other commodity derivative instruments in combination with forward purchasing of cocoa products, sugar, corn products, certain dairy products, wheat products, natural gas and diesel fuel primarily to mitigate price volatility and provide visibility to future costs within our supply chain. Significant changes impacting our commodity price risk management since our 2023 Annual Report on Form 10-K are described below.
Cocoa Products
During the first quarter of 2024, the average cocoa futures contract price was $2.60 per pound, with a trading range of $1.99 to $3.35 per pound, based on the Intercontinental Exchange futures contract. This average cocoa futures contract price represents an increase of approximately 74% compared to the 2023 annual average of $1.49 per pound. The production forecast for the 2023 – 2024 season is down significantly in Ghana and Ivory Coast, and has continued to deteriorate due to a combination of adverse weather and crop disease, leading to lower than expected outputs and a reduction in global cocoa bean inventory. Further, during April 2024, we continued to experience rising market prices for cocoa futures, which may have an impact on our financial condition and results of operations.
Our costs for cocoa products will not necessarily reflect market price fluctuations because of our forward purchasing and hedging practices (including amount and duration thereof), premiums and discounts reflective of varying delivery times, and supply and demand for our specific varieties and grades of cocoa liquor, cocoa butter and cocoa powder. We generally hedge commodity price risks for 3- to 24-month periods. As a result, the average market prices are not necessarily indicative of our average costs.
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $206.3 million as of March 31, 2024 and $94.9 million as of December 31, 2023. At the end of the first quarter of 2024, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $10.5 million, generally offset by a reduction in the cost of the underlying commodity purchases.
For additional information about our market risks, see Item 7A under Part II of our 2023 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 41

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Controls Over Financial Reporting
As of March 31, 2024, we were in the process of our multi-year implementation of a new global enterprise resource planning (“ERP”) system, which replaces our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business. During the third quarter of 2022, we completed the implementation of one operating segment that is included in our International segment. In July 2023, we completed the transition to our new consolidated financial reporting book of record. During, October 2023, we completed the implementation of our new ERP system in the North America Salty Snacks segment. We updated our internal controls to reflect changes to the financial reporting business processes impacted by the implementation. There have been no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
We completed the implementation of our new ERP system in the North America Confectionery segment and select operating segments included in our International segment in April 2024. The implementation of the new ERP system results in material changes to our internal controls over financial reporting. The Company has updated the internal controls as appropriate and will continue to monitor the impact of the implementation on our financial reporting business processes.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 42

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 15 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
The following risk factors relating to increases in and adequate supplies of raw materials, and our multi-year implementation of a new global enterprise resource planning (“ERP”) system, should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report on Form 10-K (the "2023 Form 10-K") and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. The developments described in these risk factors have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2023 Form 10-K, and such risk factors are further qualified by the information described in this Quarterly Report on Form 10-Q, including in the risk factors below.
Risk Related to the Industry in Which We Operate
Increases in raw material and energy costs, along with the availability of adequate supplies of raw materials and our ability to successfully hedge against volatility in raw material pricing, could affect future financial results.
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
•The effects of climate change, extreme weather or agricultural diseases on crop yield and quality;
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

Although we use forward contracts and commodity futures and options contracts to hedge commodity prices where possible, commodity price increases ultimately result in corresponding increases in our raw material and energy costs. For example, our cost of sales during the first quarter of 2024 compared to the same period of 2023 experienced an incremental $208.4 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases, more than offsetting higher commodity costs. During the first quarter of 2024, market prices for the majority of our exchange traded commodities increased, including cocoa and sugar futures which have increased approximately 140% and 10%, respectively, since the beginning of the year. Further, we continued to experience rising market prices for cocoa futures during April 2024 due to a combination of adverse weather and crop disease, leading to lower than expected outputs and a reduction in global cocoa bean inventory.

We continue to monitor and use our risk management strategy where possible to hedge commodity prices in order to mitigate corresponding increases in our raw materials and energy costs, however, if we are unable to offset cost increases for major raw materials and energy, there could be a negative impact on our financial condition and results of operations.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 43

Risks Related to Digital Transformation, Cybersecurity and Data Privacy
Complications with the design, implementation or usage of our new enterprise resource planning system, including the ability to support post-implementation efforts and maintain enhancements, new features or modifications, could adversely impact our business and operations.
We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new global ERP system; specifically, in April 2024, we operationalized the final phase of our project by implementing our new ERP system in the North America Confectionery segment and select operating segments included in our International segment. This ERP system replaces our legacy operating and financial systems and is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources as we support post-implementation efforts and system functionality. We may not be able to successfully support post-implementation efforts without experiencing delays, increased costs and other difficulties. Any disruptions or difficulties in using our ERP system could result in harm to our business, including our ability to forecast, manufacture or facilitate the shipment of our product, record net sales and collect our outstanding receivables. If we are unable to successfully manage post-implementation efforts related to our new ERP system as planned, our financial positions, results of operations and cash flows could be negatively impacted. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be further delayed.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended March 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
January 1 through January 28	—	$—	—	$870,073
January 29 through February 25	483,033	$194.39	—	$870,073
February 26 through March 31	—	$197.80	2,022,064	$470,073
Total	483,033	$—	2,022,064
(1) During the three months ended March 31, 2024, 483,033 shares of Common Stock were purchased in open market transactions in connection with our standing authorization to buy back shares sufficient to offset those issued under incentive compensation plans, which authorization does not have a dollar or share limit and is not included in our share repurchase authorizations described in the following paragraph.
(2) In May 2021, our Board of Directors approved a $500 million share repurchase authorization, which was completed as of March 31, 2024. In December 2023, our Board of Directors approved an additional $500 million share repurchase authorization. This program commenced after the existing May 2021 authorization was completed and is to be utilized at management’s discretion. As a result of the share repurchase authorization, approximately $470 million remains available for repurchases under our December 2023 share repurchase authorization. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 45

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
During the three months ended March 31, 2024, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other Rule 10b5-1 trading arrangements or “non-Rule 10b5–1 trading arrangements” (as defined by S-K Item 408(c)).

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

31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 46

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	May 3, 2024	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2024	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q1 2024 Form 10-Q | Page 47