Form 10-Q
period 2024-06-30
HERSHEY CO
filed 2024-08-01
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Common Stock, one dollar par value—147,674,274 shares, as of July 26, 2024.
Class B Common Stock, one dollar par value—54,613,514 shares, as of July 26, 2024.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2024

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net sales	$2,074,480	$2,490,280	$5,327,229	$5,477,894
Cost of sales	1,240,735	1,358,181	2,817,403	2,963,473
Gross profit	833,745	1,132,099	2,509,826	2,514,421
Selling, marketing and administrative expense	540,987	571,804	1,158,968	1,153,391
Business realignment costs (benefits)	4,937	(370)	4,937	441
Operating profit	287,821	560,665	1,345,921	1,360,589
Interest expense, net	41,373	36,661	81,195	74,346
Other (income) expense, net	574	84,484	32,594	87,467
Income before income taxes	245,874	439,520	1,232,132	1,198,776
Provision for income taxes	64,980	32,537	253,785	204,608
Net income	$180,894	$406,983	$978,347	$994,168

Net income per share—basic:
Common stock	$0.92	$2.03	$4.93	$4.96
Class B common stock	$0.83	$1.88	$4.48	$4.57

Net income per share—diluted:
Common stock	$0.89	$1.98	$4.80	$4.83
Class B common stock	$0.83	$1.88	$4.47	$4.56

Dividends paid per share:
Common stock	$1.370	$1.036	$2.740	$2.072
Class B common stock	$1.245	$0.942	$2.490	$1.884

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended						For the Six Months Ended
	June 30, 2024			July 2, 2023			June 30, 2024			July 2, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$180,894			$406,983			$978,347			$994,168
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$(26,844)	$—	(26,844)	$12,395	$—	12,395	$(31,842)	$—	(31,842)	$21,336	$—	21,336
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and service cost	286	(15)	271	905	(180)	725	238	(8)	230	924	(178)	746
Reclassification to earnings	2,537	(609)	1,928	7,661	(1,839)	5,822	5,078	(1,218)	3,860	10,888	(2,613)	8,275
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	2,522	(238)	2,284	(4,930)	(2,271)	(7,201)	3,857	(322)	3,535	(3,483)	(1,731)	(5,214)
Reclassification to earnings	1,796	(213)	1,583	7,246	(2,021)	5,225	3,650	(968)	2,682	9,253	(3,104)	6,149
Total other comprehensive income (loss), net of tax	$(19,703)	$(1,075)	(20,778)	$23,277	$(6,311)	16,966	$(19,019)	$(2,516)	(21,535)	$38,918	$(7,626)	31,292
Comprehensive income			$160,116			$423,949			$956,812			$1,025,460

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$467,058	$401,902
Accounts receivable—trade, net	846,440	823,617
Inventories	1,459,488	1,340,996
Prepaid expenses and other	562,641	345,588
Total current assets	3,335,627	2,912,103
Property, plant and equipment, net	3,368,322	3,309,678
Goodwill	2,691,613	2,696,050
Other intangibles	1,838,525	1,879,229
Other non-current assets	1,140,255	1,061,427
Deferred income taxes	41,332	44,454
Total assets	$12,415,674	$11,902,941
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,138,226	$1,086,183
Accrued liabilities	783,723	867,815
Accrued income taxes	37,232	29,457
Short-term debt	1,321,274	719,839
Current portion of long-term debt	605,176	305,058
Total current liabilities	3,885,631	3,008,352
Long-term debt	3,489,393	3,789,132
Other long-term liabilities	700,065	660,673
Deferred income taxes	330,719	345,698
Total liabilities	8,405,808	7,803,855

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2024 and 2023	—	—
Common stock, shares issued: 166,939,511 at June 30, 2024 and December 31, 2023	166,939	166,939
Class B common stock, shares issued: 54,613,514 at June 30, 2024 and December 31, 2023	54,614	54,614
Additional paid-in capital	1,325,876	1,345,580
Retained earnings	4,997,269	4,562,263
Treasury—common stock shares, at cost: 19,281,035 at June 30, 2024 and 17,160,099 at December 31, 2023	(2,283,219)	(1,800,232)
Accumulated other comprehensive loss	(251,613)	(230,078)
Total stockholders’ equity	4,009,866	4,099,086
Total liabilities and stockholders’ equity	$12,415,674	$11,902,941

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2024	July 2, 2023
Operating Activities
Net income	$978,347	$994,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218,185	199,787
Stock-based compensation expense	17,500	35,841
Deferred income taxes	(16,704)	(27,294)
Write-down of equity investments	31,391	77,360
Unrealized gains on derivative contracts	(191,142)	—
Other	35,235	54,697
Changes in assets and liabilities, net of business acquisition:
Accounts receivable—trade, net	(33,051)	(43,503)
Inventories	(128,122)	(201,906)
Prepaid expenses and other current assets	(90,937)	(4,457)
Accounts payable and accrued liabilities	19,944	(20,271)
Accrued income taxes	63,555	(3,674)
Contributions to pension and other benefit plans	(5,468)	(14,773)
Other assets and liabilities	(3,993)	3,833
Net cash provided by operating activities	894,740	1,049,808
Investing Activities
Capital additions (including software)	(343,457)	(330,505)
Equity investments in tax credit qualifying partnerships	(46,053)	(19,077)
Business acquisitions, net of cash and cash equivalents acquired	—	(165,818)
Other investing activities	(222)	(629)
Net cash used in investing activities	(389,732)	(516,029)
Financing Activities
Net increase in short-term debt	609,999	165,984
Long-term borrowings, net of debt issuance costs	—	744,092
Repayment of long-term debt and finance leases	(3,029)	(752,367)
Cash dividends paid	(543,926)	(413,546)
Repurchase of common stock	(494,191)	(239,910)
Proceeds from exercised stock options	8,285	22,021
Taxes withheld and paid on employee stock awards	(30,012)	(32,953)
Net cash used in financing activities	(452,874)	(506,679)
Effect of exchange rate changes on cash and cash equivalents	13,022	(44,828)
Net increase (decrease) in cash and cash equivalents	65,156	(17,728)
Cash and cash equivalents, beginning of period	401,902	463,889
Cash and cash equivalents, end of period	$467,058	$446,161
Supplemental Disclosure
Interest paid	$87,527	$76,537
Income taxes paid	165,530	229,144

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 5

HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2024 and July 2, 2023
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, March 31, 2024	$—	$166,939	$54,614	$1,315,813	$5,087,126	$(2,285,370)	$(230,835)	$4,108,287
Net income					180,894			180,894
Other comprehensive loss							(20,778)	(20,778)
Dividends (including dividend equivalents):
Common Stock, $1.370 per share					(202,757)			(202,757)
Class B Common Stock, $1.245 per share					(67,994)			(67,994)
Stock-based compensation				11,619				11,619
Exercise of stock options and incentive-based transactions				(1,556)		2,130		574
Repurchase of common stock (including excise tax)						21		21
Balance, June 30, 2024	$—	$166,939	$54,614	$1,325,876	$4,997,269	$(2,283,219)	$(251,613)	$4,009,866

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, April 2, 2023	$—	$164,439	$57,114	$1,285,412	$3,970,562	$(1,781,155)	$(238,007)	$3,458,365
Net income					406,983			406,983
Other comprehensive income							16,966	16,966
Dividends (including dividend equivalents):
Common Stock, $1.036 per share					(152,734)			(152,734)
Class B Common Stock, $0.942 per share					(53,801)			(53,801)
Conversion of Class B Common Stock into Common Stock		2,500	(2,500)					—
Stock-based compensation				16,812				16,812
Exercise of stock options and incentive-based transactions				(977)		3,140		2,163
Repurchase of common stock (including excise tax)						31		31
Balance, July 2, 2023	$—	$166,939	$54,614	$1,301,247	$4,171,010	$(1,777,984)	$(221,041)	$3,694,785

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 6

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2024 and July 2, 2023
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2023	$—	$166,939	$54,614	$1,345,580	$4,562,263	$(1,800,232)	$(230,078)	$4,099,086
Net income					978,347			978,347
Other comprehensive loss							(21,535)	(21,535)
Dividends (including dividend equivalents):
Common Stock, $2.740 per share					(407,353)			(407,353)
Class B Common Stock, $2.49 per share					(135,988)			(135,988)
Stock-based compensation				18,009				18,009
Exercise of stock options and incentive-based transactions				(37,713)		15,986		(21,727)
Repurchase of common stock (including excise tax)						(498,973)		(498,973)
Balance, June 30, 2024	$—	$166,939	$54,614	$1,325,876	$4,997,269	$(2,283,219)	$(251,613)	$4,009,866

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2022	$—	$163,439	$58,114	$1,296,572	$3,589,781	$(1,556,029)	$(252,333)	$3,299,544
Net income					994,168			994,168
Other comprehensive income							31,292	31,292
Dividends (including dividend equivalents):
Common Stock, $2.072 per share					(305,337)			(305,337)
Class B Common Stock, $1.884 per share					(107,602)			(107,602)
Conversion of Class B Common Stock into Common Stock		3,500	(3,500)					—
Stock-based compensation				35,760				35,760
Exercise of stock options and incentive-based transactions				(31,085)		20,153		(10,932)
Repurchase of common stock (including excise tax)						(242,108)		(242,108)
Balance, July 2, 2023	$—	$166,939	$54,614	$1,301,247	$4,171,010	$(1,777,984)	$(221,041)	$3,694,785

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 7

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements provided in this report include the accounts of The Hershey Company (the “Company,” “Hershey,” “we” or “us”) and our majority-owned subsidiaries and entities in which we have a controlling financial interest after the elimination of intercompany accounts and transactions. We have a controlling financial interest if we own a majority of the outstanding voting common stock and minority shareholders do not have substantive participating rights, we have significant control through contractual or economic interests in which we are the primary beneficiary or we have the power to direct the activities that most significantly impact the entity’s economic performance. We use the equity method of accounting when we have a 20% to 50% interest in other companies and exercise significant influence. Other investments that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for under the cost method. Both equity method investments and cost, less impairment, investments are included as Other non-current assets in the Consolidated Balance Sheets.
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
Operating results for the quarter ended June 30, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. This ASU should be applied prospectively to business combinations occurring on or after the date of adoption. As a result, we adopted the provisions of this ASU in the first quarter of 2023. This new standard was not applicable to the May 2023 acquisition of Weaver Popcorn Manufacturing, Inc. (“Weaver”) due to no contract assets or liabilities being acquired in this transaction (as discussed in Note 2); however, it will be applied in relevant future acquisitions.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 8

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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2024 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Balance at December 31, 2023	$2,020,831	$657,001	$18,218	$2,696,050
Foreign currency translation	(3,585)	—	(852)	(4,437)
Balance at June 30, 2024	$2,017,246	$657,001	$17,366	$2,691,613

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 9

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	June 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,701,392	$(273,432)	$1,703,029	$(249,947)
Customer-related	512,832	(137,324)	513,910	(123,282)
Patents	7,963	(7,963)	8,233	(8,233)
Total	2,222,187	(418,719)	2,225,172	(381,462)

Intangible assets not subject to amortization:
Trademarks	35,057		35,519
Total other intangible assets	$1,838,525		$1,879,229
Total amortization expense for the three months ended June 30, 2024 and July 2, 2023 was $19,539 and $20,562, respectively. Total amortization expense for the six months ended June 30, 2024 and July 2, 2023 was $39,093 and $39,739, respectively.
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
The credit agreements governing the credit facility contain certain financial and other covenants, customary representations, warranties and events of default. As of June 30, 2024, we were in compliance with all covenants pertaining to the credit facility, and we had no significant compensating balance agreements that legally restricted access to these funds. For more information, refer to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K.

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	June 30, 2024	December 31, 2023
Short-term foreign bank borrowings against lines of credit	$175,812	$192,278
U.S. commercial paper	1,145,462	527,561
Total short-term debt	$1,321,274	$719,839
Weighted average interest rate on outstanding commercial paper	5.4%	5.4%

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 10

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	June 30, 2024	December 31, 2023
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
4.250% Notes	May 4, 2028	350,000	350,000
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes	June 1, 2030	350,000	350,000
4.500% Notes	May 4, 2033	400,000	400,000
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		74,956	76,385
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(24,026)	(25,834)
Total long-term debt		4,094,569	4,094,190
Less—current portion		605,176	305,058
Long-term portion		$3,489,393	$3,789,132
Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Interest expense	$50,149	$43,893	$96,193	$86,399
Capitalized interest	(5,841)	(3,721)	(10,277)	(6,788)
Interest expense	44,308	40,172	85,916	79,611
Interest income	(2,935)	(3,511)	(4,721)	(5,265)
Interest expense, net	$41,373	$36,661	$81,195	$74,346

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

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $92,330 as of June 30, 2024 and $94,917 as of December 31, 2023.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $32,953 at June 30, 2024 and $80,068 at December 31, 2023. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $6,899 at June 30, 2024 and $13,665 at December 31, 2023. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative (“SM&A”) expense, depending on the nature of the underlying exposure.

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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at June 30, 2024 and December 31, 2023 was $27,643 and $22,867, respectively.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 12

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$3,769	$1,312	$1,219	$1,670

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	1,577	884	66	679
Deferred compensation derivatives	776	—	2,343	—
Foreign exchange contracts	607	—	1,123	—
	2,960	884	3,532	679
Total	$6,729	$2,196	$4,751	$2,349

(1)Derivative assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of June 30, 2024, amounts reflected on a net basis in assets were assets of $45,967 and liabilities of $45,050, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2023 were assets of $29,881 and liabilities of $30,493. At June 30, 2024 and December 31, 2023, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended June 30, 2024 and July 2, 2023 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2024	2023	2024	2023	2024	2023
Commodities futures and options	$(38,300)	$(6,437)	$—	$—	$—	$—
Foreign exchange contracts	111	573	2,522	(4,930)	505	966
Interest rate swap agreements	—	—	—	—	(2,301)	(8,212)
Deferred compensation derivatives	776	1,606	—	—	—	—
Total	$(37,413)	$(4,258)	$2,522	$(4,930)	$(1,796)	$(7,246)

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended June 30, 2024 and July 2, 2023 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2024	2023	2024	2023	2024	2023
Commodities futures and options	$159,464	$(17,051)	$—	$—	$—	$—
Foreign exchange contracts	(156)	942	3,857	(6,656)	950	1,728
Interest rate swap agreements	—	—	—	3,173	(4,600)	(10,981)
Deferred compensation derivatives	3,047	2,879	—	—	—	—
Total	$162,355	$(13,230)	$3,857	$(3,483)	$(3,650)	$(9,253)

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
The amount of pre-tax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $6,416 as of June 30, 2024. This amount is primarily associated with interest rate swap agreements.
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

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 14

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of June 30, 2024 and December 31, 2023:

	Assets / Liabilities
	Level 1	Level 2	Level 3	Total
June 30, 2024:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$4,376	$—	$4,376
Deferred compensation derivatives (2)	$—	$776	$—	$776
Commodities futures and options (3)	$1,577	$—	$—	$1,577
Liabilities:
Foreign exchange contracts (1)	$—	$1,312	$—	$1,312
Commodities futures and options (3)	$884	$—	$—	$884
December 31, 2023:
Assets:
Foreign exchange contracts (1)	$—	$2,342	$—	$2,342
Deferred compensation derivatives (2)	$—	$2,343	$—	$2,343
Commodities futures and options (3)	$66	$—	$—	$66
Liabilities:
Foreign exchange contracts (1)	$—	$1,670	$—	$1,670
Commodities futures and options (3)	$679	$—	$—	$679
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
(2)The fair value of deferred compensation derivatives is based on quoted prices for market interest rates and a broad market equity index.
(3)The fair value of commodities futures and options contracts is based on quoted market prices.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of June 30, 2024 and December 31, 2023 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Current portion of long-term debt	$589,530	$297,842	$605,176	$305,058
Long-term debt	3,011,240	3,413,411	3,489,393	3,789,132
Total	$3,600,770	$3,711,253	$4,094,569	$4,094,190

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

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of lease expense for the three months ended June 30, 2024 and July 2, 2023 were as follows:

		Three Months Ended
Lease expense	Classification	June 30, 2024	July 2, 2023
Operating lease cost	Cost of sales or SM&A (1)	$13,266	$12,320
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	2,158	1,834
Interest on lease liabilities	Interest expense, net	1,164	1,092
Net lease cost (2)		$16,588	$15,246
The components of lease expense for the six months ended June 30, 2024 and July 2, 2023 were as follows:

		Six Months Ended
Lease expense	Classification	June 30, 2024	July 2, 2023
Operating lease cost	Cost of sales or SM&A (1)	$25,481	$24,363
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	4,371	3,696
Interest on lease liabilities	Interest expense, net	2,349	2,192
Net lease cost (2)		$32,201	$30,251
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.
Information regarding our lease terms and discount rates were as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	12.8	14.4
Finance leases	25.9	25.9

Weighted-average discount rate
Operating leases	3.7%	3.5%
Finance leases	6.3%	6.2%

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 17

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	June 30, 2024	December 31, 2023
Assets
Operating lease ROU assets	Other non-current assets	$341,162	$307,976

Finance lease ROU assets, at cost	Property, plant and equipment, gross	88,250	89,335
Accumulated amortization	Accumulated depreciation	(22,312)	(19,472)
Finance lease ROU assets, net	Property, plant and equipment, net	65,938	69,863

Total leased assets		$407,100	$377,839

Liabilities
Current
Operating	Accrued liabilities	$38,269	$34,494
Finance	Current portion of long-term debt	5,983	5,900
Non-current
Operating	Other long-term liabilities	307,862	277,089
Finance	Long-term debt	68,973	70,485
Total lease liabilities		$421,087	$387,968

The maturities of our lease liabilities as of June 30, 2024 were as follows:

	Operating leases	Finance leases	Total
2024 (rest of year)	$24,254	$5,246	$29,500
2025	51,248	9,216	60,464
2026	44,305	6,114	50,419
2027	43,118	4,408	47,526
2028	25,446	4,214	29,660
Thereafter	243,133	137,876	381,009
Total lease payments	431,504	167,074	598,578
Less: Imputed interest	85,373	92,118	177,491
Total lease liabilities	$346,131	$74,956	$421,087

Supplemental cash flow and other information related to leases were as follows:

	Six Months Ended
	June 30, 2024	July 2, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,050	$22,702
Operating cash flows from finance leases	2,349	2,192
Financing cash flows from finance leases	3,065	2,349

ROU assets obtained in exchange for lease liabilities:
Operating leases	$53,404	$14,500
Finance leases	983	292

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 18

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

Both equity method investments and cost, less impairment, investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates were $215,759 and $207,177 as of June 30, 2024 and December 31, 2023, respectively.
9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies.
Advancing Agility & Automation Initiative
On February 2, 2024, the Board of Directors of the Company (the “Board” or “Board of Directors”) approved a multi-year productivity initiative (“Advancing Agility & Automation” or "AAA") to improve supply chain and manufacturing-related spend, optimize selling, general and administrative expenses, leverage new technology and business models to further simplify and automate processes, and generate long-term savings.
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
Since inception through June 30, 2024, we recognized total costs associated with the AAA Initiative of $55,666. These charges predominantly included third-party costs supporting the design and implementation of the new organizational structure, as well as technology capability costs. The costs and related benefits of the AAA Initiative relate to the North America Confectionery segment and Corporate. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
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

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

segment performance excluding such costs. For the six months ended July 2, 2023, we recognized total costs associated with the International Optimization Program of $3,866. From program inception in 2020 through completion in 2023, we incurred pre-tax charges to execute the program totaling $53,799.
Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Cost of sales	$8,099	$(17)	$10,712	$1,033
Selling, marketing and administrative expense	25,964	1,904	40,017	2,392
Business realignment costs (benefits)	4,937	(370)	4,937	441
Costs associated with business realignment activities	$39,000	$1,517	$55,666	$3,866
Costs recorded by program during the three and six months ended June 30, 2024 and July 2, 2023 related to these activities were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Advancing Agility & Automation Initiative:
Severance and employee benefit costs	4,937	—	4,937	—
Other program costs	34,063	—	50,729	—
International Optimization Program:
Severance and employee benefit costs	$—	$(370)	$—	$441
Other program costs	—	1,887	—	3,425
Total	$39,000	$1,517	$55,666	$3,866
Amounts classified as liabilities qualifying as exit and disposal costs primarily represent employee-related and certain third-party service provider charges; however, such amounts at June 30, 2024 are not significant.
10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the six months ended June 30, 2024 and July 2, 2023 were 20.6% and 17.1%, respectively. Relative to the statutory rate, the 2024 effective tax rate was primarily impacted by investment tax credits partially offset by state taxes.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Mexico, Canada, Switzerland and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $51,111 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA enacted a 15% corporate minimum tax on certain corporations and an excise tax on share repurchases after December 31, 2022, and created and extended certain energy-related tax credits and incentives. For the six months ended June 30, 2024 and July 2, 2023 the tax-related provisions of the IRA did not have a material impact on our consolidated financial statements, including our annual effective tax rate, or on our liquidity.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 20

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended June 30, 2024 and July 2, 2023 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Service cost	$3,836	$3,769	$33	$55
Interest cost	9,646	10,288	1,213	2,097
Expected return on plan assets	(12,799)	(12,385)	—	—
Amortization of prior service credit	(1,373)	(1,415)	(37)	—
Amortization of net loss (gain)	3,808	5,020	139	(333)
Settlement loss	—	4,389	—	—
Total net periodic benefit cost	$3,118	$9,666	$1,348	$1,819
We made contributions of $170 and $2,890 to the pension plans and other benefits plans, respectively, during the second quarter of 2024. In the second quarter of 2023, we made contributions of $3,029 and $5,212 to our pension plans and other benefit plans, respectively. The contributions in 2024 and 2023 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The components of net periodic benefit cost for the six months ended June 30, 2024 and July 2, 2023 were as follows:

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Service cost	$7,685	$7,522	$67	$109
Interest cost	19,333	20,560	2,431	4,190
Expected return on plan assets	(25,607)	(24,766)	—	—
Amortization of prior service credit	(2,746)	(2,829)	(75)	—
Amortization of net loss (gain)	7,621	9,987	278	(659)
Settlement loss	—	4,389	—	—
Total net periodic benefit cost	$6,286	$14,863	$2,701	$3,640
We made contributions of $986 and $4,482 to the pension plans and other benefits plans, respectively, during the first six months of 2024. In the first six months of 2023, we made contributions of $3,862 and $10,911 to our pension plans and other benefit plans, respectively. The contributions in 2024 and 2023 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
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

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 21

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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Pre-tax compensation expense	$11,514	$16,848	$17,500	$35,840
Related income tax benefit	2,559	1,978	3,780	6,308
Compensation expenses for stock compensation plans are primarily included in SM&A expense. As of June 30, 2024, total stock-based compensation expense related to non-vested awards not yet recognized was $88,119 and the weighted-average period over which this amount is expected to be recognized was approximately 1.8 years.
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

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 22

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

A summary of activity relating to grants of stock options for the period ended June 30, 2024 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	726,701	$105.67	3.3 years
Granted	2,455	$192.49
Exercised	(84,715)	$99.84
Forfeited	(1,555)	$147.98
Expired	(1,565)	$147.98
Outstanding as of June 30, 2024	641,321	$106.56	3.0 years	$49,944
Options exercisable as of June 30, 2024	627,491	$104.72	2.9 years	$49,749

The weighted-average fair value of options granted was $45.95 and $57.65 per share for the periods ended June 30, 2024 and July 2, 2023, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Six Months Ended
	June 30, 2024	July 2, 2023
Dividend yields	2.0%	1.7%
Expected volatility	21.3%	20.9%
Risk-free interest rates	4.3%	4.1%
Expected term in years	6.3	6.3
The total intrinsic value of options exercised was $8,357 and $31,581 for the periods ended June 30, 2024 and July 2, 2023, respectively.
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the six months ended June 30, 2024 and July 2, 2023 can range from 0% to 250% of the targeted amounts.
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
During the six months ended June 30, 2024 and July 2, 2023, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 23

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
A summary of activity relating to grants of PSUs and RSUs for the period ended June 30, 2024 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,039,691	$198.31
Granted	323,396	$196.04
Performance assumption change (1)	(148,992)	$173.12
Vested	(457,338)	$176.62
Forfeited	(29,136)	$218.42
Outstanding as of June 30, 2024	727,621	$215.28
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

	Six Months Ended
	June 30, 2024	July 2, 2023
Units granted	323,396	286,363
Weighted-average fair value at date of grant	$196.04	$249.97
Monte Carlo simulation assumptions:
Estimated values	$84.13	$118.90
Dividend yields	2.8%	1.7%
Expected volatility	18.5%	19.2%

The fair value of shares vested totaled $87,723 and $100,915 for the periods ended June 30, 2024 and July 2, 2023, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 264,139 units as of June 30, 2024. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 24

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

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 25

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net sales:
North America Confectionery	$1,579,826	$1,993,079	$4,287,136	$4,445,244
North America Salty Snacks	289,894	272,365	565,000	542,350
International	204,760	224,836	475,093	490,300
Total	$2,074,480	$2,490,280	$5,327,229	$5,477,894

Segment income:
North America Confectionery	$464,496	$657,178	$1,412,692	$1,544,928
North America Salty Snacks	52,204	43,753	90,910	90,545
International	25,010	41,101	67,760	96,150
Total segment income	541,710	742,032	1,571,362	1,731,623
Unallocated corporate expense (1)	161,518	186,630	334,419	363,704
Unallocated mark-to-market losses (gains) on commodity derivatives	53,371	(6,780)	(164,644)	3,464
Costs associated with business realignment activities (see Note 9)	39,000	1,517	55,666	3,866
Operating profit	287,821	560,665	1,345,921	1,360,589
Interest expense, net (see Note 4)	41,373	36,661	81,195	74,346
Other (income) expense, net (see Note 17)	574	84,484	32,594	87,467
Income before income taxes	$245,874	$439,520	$1,232,132	$1,198,776
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

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in income	$38,300	$6,437	$(159,464)	$17,051
Net gains (losses) on commodity derivative positions reclassified from unallocated to segment income	15,071	(13,217)	(5,180)	(13,587)
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$53,371	$(6,780)	$(164,644)	$3,464
As of June 30, 2024, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $114,437. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax gains on commodity derivatives of $18,642 to segment operating results in the next twelve months.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 26

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
North America Confectionery	$63,984	$59,961	$126,405	$116,683
North America Salty Snacks	19,856	18,263	39,699	35,843
International	6,128	5,620	12,199	11,678
Corporate	20,453	17,744	39,882	35,583
Total	$110,421	$101,588	$218,185	$199,787

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net sales:
United States	$1,778,467	$2,158,439	$4,632,899	$4,776,362
All other countries	296,013	331,841	694,330	701,532
Total	$2,074,480	$2,490,280	$5,327,229	$5,477,894
14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Six Months Ended June 30, 2024
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	2,022,064	$400,000
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	483,033	94,191
Total share repurchases	2,505,097	494,191
Shares issued for stock options and incentive compensation	(384,161)	(15,986)
Total net share repurchases	2,120,936	478,205
Excise tax associated with net share repurchases (1)	—	4,782
Net change	2,120,936	$482,987
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

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 27

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

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 28

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

	Three Months Ended
	June 30, 2024		July 2, 2023
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$202,527	$67,994	$152,389	$53,801
Allocation of undistributed earnings	(67,107)	(22,520)	150,090	50,703
Total earnings—basic	$135,420	$45,474	$302,479	$104,504

Denominator (shares in thousands):
Total weighted-average shares—basic	147,893	54,614	149,244	55,447

Earnings Per Share—basic	$0.92	$0.83	$2.03	$1.88

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$135,420	$45,474	$302,479	$104,504
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	45,474	—	104,504	—
Reallocation of undistributed earnings	—	57	—	(213)
Total earnings—diluted	$180,894	$45,531	$406,983	$104,291

Denominator (shares in thousands):
Number of shares used in basic computation	147,893	54,614	149,244	55,447
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	54,614	—	55,447	—
Employee stock options	299	—	468	—
Performance and restricted stock units	201	—	374	—
Total weighted-average shares—diluted	203,007	54,614	205,533	55,447

Earnings Per Share—diluted	$0.89	$0.83	$1.98	$1.88
The earnings per share calculations for the three months ended June 30, 2024 and July 2, 2023 excluded 13 and 12 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 29

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Six Months Ended
	June 30, 2024		July 2, 2023
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$407,938	$135,988	$305,944	$107,602
Allocation of undistributed earnings	325,740	108,681	432,943	147,679
Total earnings—basic	$733,678	$244,669	$738,887	$255,281

Denominator (shares in thousands):
Total weighted-average shares—basic	148,753	54,614	148,914	55,864

Earnings Per Share—basic	$4.93	$4.48	$4.96	$4.57

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$733,678	$244,669	$738,887	$255,281
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	244,669	—	255,281	—
Reallocation of undistributed earnings	—	(314)	—	(669)
Total earnings—diluted	$978,347	$244,355	$994,168	$254,612

Denominator (shares in thousands):
Number of shares used in basic computation	148,753	54,614	148,914	55,864
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	54,614	—	55,864	—
Employee stock options	308	—	486	—
Performance and restricted stock units	268	—	423	—
Total weighted-average shares—diluted	203,943	54,614	205,687	55,864

Earnings Per Share—diluted	$4.80	$4.47	$4.83	$4.56
The earnings per share calculations for the six months ended June 30, 2024 and July 2, 2023 excluded 13 and 12 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 30

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$—	$77,360	$31,391	$77,360
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	597	7,661	1,235	10,872
Other (income) expense, net	(23)	(537)	(32)	(765)
Total	$574	$84,484	$32,594	$87,467

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 31

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain asset accounts included within our Consolidated Balance Sheets are as follows:

	June 30, 2024	December 31, 2023
Inventories:
Raw materials	$549,310	$481,111
Goods in process	282,489	192,232
Finished goods	1,062,664	948,974
Inventories at First In First Out	1,894,463	1,622,317
Adjustment to Last In First Out	(434,975)	(281,321)
Total inventories	$1,459,488	$1,340,996

Prepaid expenses and other:
Prepaid expenses	$165,608	$227,567
Other current assets	397,033	118,021
Total prepaid expenses and other	$562,641	$345,588

Property, plant and equipment:
Land	$179,988	$180,751
Buildings	1,780,525	1,763,070
Machinery and equipment	3,970,754	3,861,006
Construction in progress	678,229	644,244
Property, plant and equipment, gross	6,609,496	6,449,071
Accumulated depreciation	(3,241,174)	(3,139,393)
Property, plant and equipment, net	$3,368,322	$3,309,678

Other non-current assets:
Pension	$50,132	$48,506
Capitalized software, net	380,728	360,205
Operating lease ROU assets	341,162	307,976
Investments in unconsolidated affiliates	215,759	207,177
Other non-current assets	152,474	137,563
Total other non-current assets	$1,140,255	$1,061,427

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 32

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of certain liability and stockholders’ equity accounts included within our Consolidated Balance Sheets are as follows:
	June 30, 2024	December 31, 2023
Accounts payable:
Accounts payable—trade	$781,166	$630,536
Supplier finance program obligations	201,737	149,261
Other	155,323	306,386
Total accounts payable	$1,138,226	$1,086,183

Accrued liabilities:
Payroll, compensation and benefits	$195,039	$261,961
Advertising, promotion and product allowances	328,470	343,444
Operating lease liabilities	38,269	34,494
Other	221,945	227,916
Total accrued liabilities	$783,723	$867,815

Other long-term liabilities:
Post-retirement benefits liabilities	$91,497	$90,718
Pension benefits liabilities	27,202	28,949
Operating lease liabilities	307,862	277,089
Other	273,504	263,917
Total other long-term liabilities	$700,065	$660,673

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(119,547)	$(87,706)
Pension and post-retirement benefit plans, net of tax	(122,710)	(126,800)
Cash flow hedges, net of tax	(9,356)	(15,572)
Total accumulated other comprehensive loss	$(251,613)	$(230,078)

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 33

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. This MD&A should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (“this Quarterly Report on Form 10-Q”). This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2023 Annual Report on Form 10-K, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, for information concerning the key risks to achieving future performance goals.
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

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 34

TRENDS AFFECTING OUR BUSINESS
Throughout the first six months of 2024, U.S. consumer behavior has continued to shift and evolve, as cost fatigue and labor markets restrict income growth and constrain consumer spending and purchasing patterns. As a result, consumer behavior related to our products has shifted. As such, during the six months ended June 30, 2024, we continued to experience a dynamic macroeconomic environment, including price volatility related to select commodities, resulting in corresponding incremental costs and gross margin pressures, and net sales and net income declines. Despite specific actions taken to mitigate these gross margin pressures, higher prices for direct materials used to manufacture our products were, and continue to be, the primary incremental cost to our business (see Consolidated Results of Operations included in this MD&A). We utilize many exchange traded commodities for our business that are subject to price volatility, specifically cocoa products, which experienced a market price increase of approximately 75% since the beginning of the year (see Part I, Item 3 - Quantitative and Qualitative Disclosures about Market Risk included in this Quarterly Report on Form 10-Q).
Furthermore, certain geopolitical events, specifically the conflict between Russia and Ukraine, have increased global economic and political uncertainty. For the six months ended June 30, 2024, this conflict did not have a material impact on our commodity prices or supply availability. However, we are continuing to monitor for any significant escalation or expansion of economic or supply chain disruptions or broader inflationary costs, which may result in material adverse effects on our results of operations.

As of June 30, 2024, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements in both the short-term and in the long-term; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).

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

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 35

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30, 2024	July 2, 2023	Percent Change	June 30, 2024	July 2, 2023	Percent Change
In millions of dollars except per share amounts
Net sales	$2,074.5	$2,490.3	(16.7)%	$5,327.2	$5,477.9	(2.8)%
Cost of sales	1,240.7	1,358.2	(8.6)%	2,817.4	2,963.5	(4.9)%
Gross profit	833.8	1,132.1	(26.4)%	2,509.8	2,514.4	(0.2)%
Gross margin	40.2%	45.5%		47.1%	45.9%
Selling, marketing & administrative (“SM&A”) expenses	541.0	571.8	(5.4)%	1,159.0	1,153.4	0.5%
SM&A expense as a percent of net sales	26.1%	23.0%		21.8%	21.1%
Business realignment activities	4.9	(0.3)	NM	4.9	0.4	NM
Operating profit	287.9	560.6	(48.7)%	1,345.9	1,360.6	(1.1)%
Operating profit margin	13.9%	22.5%		25.3%	24.8%
Interest expense, net	41.4	36.7	12.9%	81.2	74.3	9.2%
Other (income) expense, net	0.6	84.5	(99.3)%	32.6	87.5	(62.7)%
Provision for income taxes	65.0	32.5	99.7%	253.8	204.6	24.0%
Effective income tax rate	26.4%	7.4%		20.6%	17.1%
Net income	$180.9	$406.9	(55.6)%	$978.3	$994.2	(1.6)%
Net income per share—diluted	$0.89	$1.98	(55.1)%	$4.80	$4.83	(0.6)%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - Second Quarter 2024 vs. Second Quarter 2023
Net Sales
Net sales were $2,074.5 million in the second quarter of 2024 compared to $2,490.3 million in the same period of 2023, a decrease of $415.8 million, or 16.7%. The net sales decrease was driven by a volume decline of approximately 18%, primarily due to a decrease in everyday core U.S. confection, primarily as a result of accelerated shipments in the first quarter of 2024 due to the anticipation of our enterprise resource planning (“ERP”) system implementation, which was completed in the beginning of the second quarter of 2024. Consolidated volume decline was partially offset by an increase in salty snack brands. The net sales decrease was partially offset by a favorable price realization of approximately 1%, driven by higher list prices primarily within our North America Confectionery and International segments, partially offset by unfavorable price realization in our North America Salty Snacks segment. Foreign currency exchange rates resulted in a favorable impact of less than 1%.
Key U.S. Marketplace Metrics
For the second quarter of 2024, our total U.S. retail takeaway declined 2.9% in the expanded multi-outlet combined plus convenience store channels (Circana MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway declined 5.0% and experienced a CMG market share decline of 138 basis points. Our Salty consumer takeaway increased 8.0% in the second quarter of 2024 and experienced a Salty market share increase of 22 basis points.
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

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 36

Cost of Sales and Gross Margin
Cost of sales were $1,240.7 million in the second quarter 2024 compared to $1,358.2 million in the same period 2023, a decrease of $117.5 million, or 8.6%. The decrease was driven by $224.0 million related to lower sales volume, in line with the declines in net sales noted above, and lower supply chain costs. The decrease was partially offset by $74.6 million in higher commodity costs, primarily driven by cocoa, an increase of $8.1 million of incremental business realignment costs, as well as unfavorable mix. The decrease was further offset by $31.9 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases (See Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q for more information).
Gross margin was 40.2% in the second quarter of 2024 compared to 45.5% in the same period of 2023, a decrease of 530 basis points. The decrease was driven by unfavorable activity on our mark-to-market impact from commodity derivative instruments, unfavorable commodity costs, increased business realignment costs and unfavorable mix. The decrease was partially offset by the decline in net sales, as noted above, and lower supply chain costs.
SM&A Expenses
SM&A expenses were $541.0 million in the second quarter of 2024 compared to $571.8 million in the same period of 2023, a decrease of $30.8 million, or 5.4%. Total advertising and related consumer marketing expenses decreased 15.4% driven primarily by a decrease in the North America Confectionery segment. SM&A expenses, excluding advertising and related consumer marketing, decreased 0.8% in the second quarter of 2024 driven by lower compensation costs across segments, partially offset by $24.1 million of incremental business realignment costs, as well as higher investments in capabilities and technology.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Excluding the portion recorded within Cost of Sales and SM&A expenses (as noted above), we recorded $4.9 million business realignment costs during the second quarter of 2024, versus a benefit of $0.3 million in the second quarter of 2023. The costs in 2024 related to the Advancing Agility & Automation (“AAA”) Initiative, which commenced in 2024, focused on leveraging new technology to improve supply chain and manufacturing-related spend, and optimize selling, general and administrative expenses. The costs in 2023 related to the International Optimization Program, which completed in 2023. The International Optimization Program was focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit was $287.9 million in the second quarter of 2024 compared to $560.6 million in the same period of 2023, a decrease of $272.7 million, or 48.7%. The decrease was primarily due to lower gross profit and higher business realignment costs, partially offset by lower SM&A expenses, as noted above. Operating profit margin decreased to 13.9% in 2024 from 22.5% in 2023 driven by the same factors noted above that resulted in lower gross margin for the period.
Interest Expense, Net
Net interest expense was $41.4 million in the second quarter of 2024 compared to $36.7 million in the same period of 2023, an increase of $4.7 million, or 12.9%. The increase was primarily due to higher rates on short-term debt balances in 2024 versus 2023, specifically related to outstanding commercial paper borrowings.
Other (Income) Expense, Net
Other (income) expense, net was $0.6 million in the second quarter of 2024 versus net expense of $84.5 million in the second quarter of 2023, a decrease of $83.9 million, or 99.3%. The decrease in net expense was primarily driven by $77.4 million of lower write-downs on equity investments qualifying for tax credits in 2024 versus the second quarter of 2023, and a decrease of $7.1 million of non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 37

Income Taxes and Effective Tax Rate
The effective income tax rate was 26.4% for the second quarter of 2024 compared with 7.4% for the second quarter of 2023. Relative to the 21% statutory rate, the 2024 effective tax rate was primarily impacted by state taxes, tax reserves and unfavorable foreign rate differential, partially offset by the benefit of employee share-based payments. Relative to the 21% statutory rate, the 2023 effective tax rate was impacted by investment tax credits and employee share-based payments partially offset by state taxes and tax reserves.
Net Income and Earnings Per Share-diluted
Net income was $180.9 million in the second quarter of 2024 compared to $406.9 million in the same period of 2023, a decrease of $226.0 million, or 55.6%. EPS-diluted was $0.89 in the second quarter of 2024 compared to $1.98 in the second quarter of 2023, a decrease of $1.09, or 55.1%. The decrease in both net income and EPS-diluted was driven by lower gross profit and higher income taxes, partially offset by lower SM&A expenses and lower other income and expenses. Our 2024 EPS-diluted benefited from lower weighted-average shares outstanding.
Results of Operations - First Six Months 2024 vs. First Six Months 2023
Net Sales
Net sales were $5,327.2 million in the first six months of 2024 compared to $5,477.9 million during the same period of 2023, a decrease of $150.7 million, or 2.8%. The net sales decrease was driven by a volume decrease of approximately 6%, primarily due to a decrease in everyday core U.S. confection and decreases across the International segment, partially offset by an increase in salty snack brands. The net sales decrease was partially offset by a favorable price realization of approximately 3%, primarily due to higher list prices across our reportable segments. Foreign currency exchange rates resulted in a favorable impact of less than 1%.
Key U.S. Marketplace Metrics
For the first six months of 2024, our total U.S. retail takeaway increased 0.5% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. CMG consumer takeaway declined 0.1% and experienced a CMG market share decline of 68 basis points. Our Salty consumer takeaway increased 3.2% and experienced a Salty market share increase of 5 basis points.
Cost of Sales and Gross Margin
Cost of sales were $2,817.4 million in the first six months of 2024 compared to $2,963.5 million in the same period of 2023, a decrease of $146.1 million, or 4.9%. The decrease was driven by an incremental $176.5 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases (See Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q for more information). The decrease was further driven by $156.8 million related to lower sales volume. The decrease was partially offset by $187.2 million driven by higher commodity costs, higher supply chain costs, unfavorable mix and an increase of $9.7 million of incremental business realignment costs.
Gross margin was 47.1% in the first six months of 2024 compared to 45.9% in the same period of 2023, an increase of 120 basis points. The increase was driven by favorable year-over-year mark-to-market impact from commodity derivative instruments, favorable price realization and volume declines. The increase was partially offset by higher supply chain costs, including higher logistics and labor costs, unfavorable product mix and increased business realignment costs.
SM&A Expenses
SM&A expenses were $1,159.0 million in the first six months of 2024 compared to $1,153.4 million in the same period of 2023, an increase of $5.6 million, or 0.5%. Total advertising and related consumer marketing expenses decreased 1.1%, driven by a decrease in North America Confectionery, partially offset by an increase in North America Salty Snacks. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 1.2% in the first six months of 2024 driven by an increase of $37.6 million of incremental business realignment costs, as well as higher investments in capabilities and technology.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 38

Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Excluding the portion recorded within Cost of Sales and SM&A expenses (as noted above), we recorded business realignment costs of $4.9 million during the first six months of 2024 versus $0.4 million in the first six months of 2023. The costs in 2024 related to the AAA Initiative, which commenced in 2024, focused on leveraging new technology to improve supply chain and manufacturing-related spend, and optimize selling, general and administrative expenses. The costs in 2023 related to the International Optimization Program, which completed in 2023. The International Optimization Program was focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit was $1,345.9 million in the first six months of 2024 compared to $1,360.6 million in the same period of 2023, a decrease of $14.7 million, or 1.1%. The decrease was predominantly due to higher SM&A expenses, higher business realignment costs and lower gross profit, as noted above. Operating profit margin increased to 25.3% in the first six months of 2024 from 24.8% in the same period in 2023 driven by the same factors that resulted in higher gross margin for the period.
Interest Expense, Net
Net interest expense was $81.2 million in the first six months of 2024 compared to $74.3 million in the same period of 2023, an increase of $6.9 million, or 9.2%. The increase was primarily due to higher rates on short-term debt balances in 2024 versus 2023, specifically related to outstanding commercial paper borrowings. The increase was further driven by higher rates on long-term debt balances in 2024 versus 2023, due to the $350 million 4.25% and $400 million 4.50% Notes issued in May 2023.
Other (Income) Expense, Net
Other (income) expense, net was $32.6 million in the first six months of 2024 versus a net expense of $87.5 million in the first six months of 2023, a decrease of $54.9 million, or 62.7%. The decrease in net expense was primarily driven by $46.0 million of lower write-downs on equity investments qualifying for tax credits in 2024 versus the first six months of 2023 and a decrease of $9.6 million of non-service cost components of net periodic benefit costs relating to pension and other post-retirement benefit plans.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 20.6% for the first six months of 2024 compared with 17.1% for the first six months of 2023. Relative to the 21% statutory rate, the 2024 effective tax rate was impacted by investment tax credits partially offset by state taxes. Relative to the 21% statutory rate, the 2023 effective tax rate was impacted by investment tax credits and employee share-based payments partially offset by state taxes and tax reserves.
Net Income and Earnings Per Share-diluted
Net income was $978.3 million in the first six months of 2024 compared to $994.2 million in the same period of 2023, a decrease of $15.9 million, or 1.6%. EPS-diluted was $4.80 in the first six months of 2024 compared to $4.83 in the same period of 2023, a decrease of $0.03, or 0.6%. The decrease in both net income and EPS-diluted was driven by lower gross profit, higher income taxes and higher SM&A, partially offset by lower other income and expenses. Our 2024 EPS-diluted benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 39

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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
In millions of dollars
Net Sales:
North America Confectionery	$1,579.8	$1,993.1	$4,287.1	$4,445.2
North America Salty Snacks	289.9	272.4	565.0	542.4
International	204.8	224.8	475.1	490.3
Total	$2,074.5	$2,490.3	$5,327.2	$5,477.9

Segment Income:
North America Confectionery	$464.5	$657.1	$1,412.7	$1,544.9
North America Salty Snacks	52.2	43.8	90.9	90.5
International	25.0	41.1	67.8	96.2
Total segment income	541.7	742.0	1,571.4	1,731.6
Unallocated corporate expense (1)	161.5	186.6	334.4	363.7
Unallocated mark-to-market losses (gains) on commodity derivatives (2)	53.4	(6.8)	(164.6)	3.5
Costs associated with business realignment activities	39.0	1.5	55.7	3.8
Operating profit	287.8	560.7	1,345.9	1,360.6
Interest expense, net	41.4	36.7	81.2	74.3
Other (income) expense, net	0.6	84.5	32.6	87.5
Income before income taxes	$245.8	$439.5	$1,232.1	$1,198.8
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

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery results, which accounted for 76.2% and 80.0% of our net sales for the three months ended June 30, 2024 and July 2, 2023, respectively, were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2024	July 2, 2023	Percent Change	June 30, 2024	July 2, 2023	Percent Change
In millions of dollars
Net sales	$1,579.8	$1,993.1	(20.7)%	$4,287.1	$4,445.2	(3.6)%
Segment income	464.5	657.1	(29.3)%	1,412.7	1,544.9	(8.6)%
Segment margin	29.4%	33.0%		33.0%	34.8%
Results of Operations - Second Quarter 2024 vs. Second Quarter 2023
Net sales of our North America Confectionery segment were $1,579.8 million in the second quarter of 2024 compared to $1,993.1 million in the same period of 2023, a decrease of $413.3 million, or 20.7%. The decrease was driven by volume declines of approximately 22%, primarily driven by a decrease in everyday core U.S. confection as a result of accelerated shipments in the first quarter of 2024 in anticipation of our ERP system implementation, which was completed in the beginning of the second quarter of 2024. The decrease was partially offset by favorable price realization of approximately 1%, primarily due to list price increases on certain products across our portfolio.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales for licensing and owned retail increased approximately 0.6% during the second quarter of 2024 compared to the same period of 2023.
Our North America Confectionery segment income was $464.5 million in the second quarter of 2024 compared to $657.1 million in the same period of 2023, a decrease of $192.6 million, or 29.3%. The decrease was primarily due to lower volume, in line with the net sales decline as noted above, higher commodity costs, and unfavorable product mix. The decrease was partially offset by favorable price realization, lower advertising and related consumer marketing costs and lower supply chain costs.
Results of Operations - First Six Months 2024 vs. First Six Months 2023
Net sales of our North America Confectionery segment were $4,287.1 million in the first six months of 2024 compared to $4,445.2 million in the same period of 2023, a decrease $158.1 million, or 3.6%. The decrease was driven by volume declines of approximately 7%, primarily driven by a decrease in everyday core U.S. confection brands. The decrease was partially offset by favorable price realization of approximately 4%, due to list price increases on certain products across our portfolio.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales for licensing and owned retail increased approximately 5.2% during the first six months of 2024 compared to the same period of 2023.
Our North America Confectionery segment income was $1,412.7 million in the first six months of 2024 compared to $1,544.9 million the same period of 2023, a decrease $132.2 million or 8.6%. The decrease was primarily due to lower volume, higher commodity costs, higher supply chain costs and unfavorable product mix. The decrease was partially offset by favorable price realization and lower advertising and related consumer marketing costs.
North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks results, which accounted for 14.0% and 10.9% of our net sales for the three months ended June 30, 2024 and July 2, 2023, respectively, were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2024	July 2, 2023	Percent Change	June 30, 2024	July 2, 2023	Percent Change
In millions of dollars
Net sales	$289.9	$272.4	6.4%	$565.0	$542.4	4.2%
Segment income	52.2	43.8	19.2%	90.9	90.5	0.4%
Segment margin	18.0%	16.1%		16.1%	16.7%
Results of Operations - Second Quarter 2024 vs. Second Quarter 2023
Net sales of our North America Salty Snacks segment were $289.9 million in the second quarter of 2024 compared to $272.4 million in the same period of 2023, an increase of $17.5 million, or 6.4%. The increase reflects volume growth of approximately 9%, primarily related to Dot’s Homestyle Pretzels and Pirate’s Booty snacks. The increase was partially offset by an unfavorable price realization of approximately 3%, due to increased levels of trade promotional spending.
Our North America Salty Snacks segment income was $52.2 million in the second quarter of 2024 compared to $43.8 million in the same period of 2023, an increase of $8.4 million, or 19.2%. The increase was primarily due to volume increases on certain products and favorable commodity costs. The increase was partially offset by higher advertising and related consumer marketing costs, and unfavorable price realization.
Results of Operations - First Six Months 2024 vs. First Six Months 2023
Net sales of our North America Salty Snacks segment were $565.0 million in the first six months of 2024 compared to $542.4 million the same period of 2023, an increase $22.6 million, or 4.2%. The increase reflects volume growth of approximately 5%, primarily related to Dot’s Homestyle Pretzels and Pirate’s Booty snacks, partially offset by volume declines in SkinnyPop snacks. The increase was partially offset by an unfavorable price realization of 1%, due to increased levels of trade promotional spending.
Our North America Salty Snacks segment income was $90.9 million in the first six months of 2024 compared to $90.5 million the same period of 2023, an increase $0.4 million, or 0.4%. The increase was primarily due to volume growth and favorable commodity costs. The increase was partially offset by higher supply chain costs, unfavorable price realization, and higher advertising and related consumer marketing costs.
International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Latin America, as well as Europe, Asia, the Middle East and Africa (“AMEA”) and other regions. International results, which accounted for 9.9% and 9.0% of our net sales for the three months ended June 30, 2024 and July 2, 2023, respectively, were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2024	July 2, 2023	Percent Change	June 30, 2024	July 2, 2023	Percent Change
In millions of dollars
Net sales	$204.8	$224.8	(8.9)%	$475.1	$490.3	(3.1)%
Segment income	25.0	41.1	(39.2)%	67.8	96.2	(29.5)%
Segment margin	12.2%	18.3%		14.3%	19.6%
Results of Operations - Second Quarter 2024 vs. Second Quarter 2023
Net sales of our International segment were $204.8 million in the second quarter of 2024 compared to $224.8 million in the same period of 2023, a decrease $20.0 million, or 8.9%. The decrease was due to volume declines of approximately 16% across the segment, partially offset by growth in India and Europe. The decrease was partially offset by favorable price realization of approximately 5% across the segment, and a favorable impact from foreign currency exchange rates of approximately 2%, primarily driven by Mexico.
Our International segment generated income of $25.0 million in the second quarter of 2024 compared to $41.1 million in the second quarter of 2023, a decrease of $16.1 million, or 39.2%, driven primarily by volume declines and higher commodity costs, partially offset by favorable price realization.
Results of Operations - First Six Months 2024 vs. First Six Months 2023
Net sales of our International segment were $475.1 million in the first six months of 2024 compared to $490.3 million the same period of 2023, a decrease $15.2 million, or 3.1%. The decrease was due to volume declines of approximately 10% across the segment, partially offset by growth in Europe. The decrease was partially offset by favorable price realization of approximately 4% across the segment, and a favorable impact from foreign currency exchange rates of approximately 2%, primarily driven by Mexico.
Our International segment generated income of $67.8 million in the first six months of 2024 compared to $96.2 million in the first six months of 2023, a decrease of $28.4 million, or 29.5%, driven primarily by volume declines, increased commodity costs and unfavorable mix, partially offset by favorable price realization and lower supply chain costs.
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
In the second quarter of 2024, unallocated corporate expense totaled $161.5 million, as compared to $186.6 million in the second quarter of 2023, a decrease of $25.1 million, or 13.5%. The decrease was primarily driven by lower acquisition and integration related costs and lower compensation costs, partially offset by higher investments in capabilities and technology.
In the first six months of 2024, unallocated corporate expense totaled $334.4 million, as compared to $363.7 million in the first six months of 2023, a decrease of $29.3 million, or 8.1%. The decrease was primarily driven by lower acquisition and integration related costs, partially offset by incremental investments in capabilities and technology.
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
At June 30, 2024, our cash and cash equivalents totaled $467.1 million, an increase of $65.1 million compared to the 2023 year-end balance. Additional detail regarding the net uses of cash are outlined in the following discussion. Additionally, at June 30, 2024, we had outstanding short- and long-term debt totaling $5.4 billion, of which $605.2 million was classified as the current portion of long-term debt. Of the $605.2 million, $300 million of 2.050% Notes are due upon maturity on November 15, 2024 and $300 million of 0.900% Notes are due upon maturity on June 1, 2025. We believe we can satisfy these debt obligations with cash generated from our operations, issuing new debt, and/or by borrowing on our unsecured credit facility.
Approximately 80% of the balance of our cash and cash equivalents at June 30, 2024 was held by subsidiaries domiciled outside of the United States. A majority of this balance is distributable to the United States without material tax implications, such as withholding tax. We intend to continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Six Months Ended
In millions of dollars	June 30, 2024	July 2, 2023
Net cash provided by (used in):
Operating activities	$894.7	$1,049.8
Investing activities	(389.7)	(516.0)
Financing activities	(452.9)	(506.7)
Effect of exchange rate changes on cash and cash equivalents	13.0	(44.8)
Net change in cash and cash equivalents	$65.1	$(17.7)

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 40

Operating activities
We generated cash of $894.7 million from operating activities in the first six months of 2024, a decrease of $155.1 million compared to $1,049.8 million in the same period of 2023. This decrease in net cash provided by operating activities was mainly driven by the following factors:
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, a write-down of equity investments, unrealized gains and losses on derivative contracts and other charges) resulted in $261.7 million of lower cash flow in 2024 relative to 2023.
•In the aggregate, select net working capital items, specifically, trade accounts receivable, inventory, accounts payable and accrued liabilities, consumed cash of $141.2 million in 2024, compared to $265.7 million in 2023. This $124.5 million fluctuation was mainly driven by a decrease in cash used by accounts receivable due to a decrease in sales of everyday core U.S. confection brands and lower inventory levels, partially offset by increase accounts payable and accrued liabilities due to the timing of vendor and supplier payments.
•Timing of income tax payments contributed to an increase in operating cash of $63.6 million in 2024, compared to a decrease of $3.7 million in 2023. This $67.3 million fluctuation was primarily due to the variance in actual tax expense for 2024 relative to the timing of quarterly estimated tax payments. We paid cash of $165.5 million for income taxes during 2024 compared to $229.1 million in the same period of 2023.
Investing activities
We used cash of $389.7 million for investing activities in the first six months of 2024, a decrease of $126.3 million compared to $516.0 million in the same period of 2023. This decrease in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, primarily to support our ERP system implementation, capacity expansion, innovation and cost savings, were $343.5 million in the first six months of 2024 compared to $330.5 million in the same period of 2023. Expenditures increased due to progress on capacity expansion projects and our ERP system implementation. We expect 2024 capital expenditures, including capitalized software, to approximate $600 million to $625 million, a slight decrease from our previously estimated range of $600 million to $650 million. The decrease in our 2024 capital expenditures is largely driven by the wind down of our key strategic initiatives, including completion of the upgrade of a new ERP system across the enterprise in 2024. We intend to use our existing cash and internally generated funds to meet our 2024 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We invested approximately $46.1 million in the first six months of 2024, compared to $19.1 million in the same period of 2023.
•Business Acquisition. In 2024, we had no acquisition activity. In May 2023, we acquired Weaver for a cash purchase price of $165.8 million. Further details regarding our business acquisition activity is provided in Note 2 to the Unaudited Consolidated Financial Statements.
•Other investing activities. In the first six months of 2024 and 2023, our other investing activities were minimal.
Financing activities
We used cash of $452.9 million for financing activities in the first six months of 2024, a decrease of $53.8 million compared to $506.7 million in the same period of 2023. This decrease in net cash used in financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first six months of 2024, we generated cash of $610.0 million predominately through the issuance of short-term commercial paper, partially offset by a decrease in short-term foreign bank borrowings. During the

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 41

first six months of 2023, we generated cash of $166.0 million predominately through the issuance of short-term commercial paper, as well as an increase in short-term foreign bank borrowings.
•Long-term debt borrowings and repayments. During the first six months of 2024, we had no long-term debt borrowings or repayments activity. During the first six months of 2023, we issued $350 million of 4.250% Notes due in May 2028 and $400 million of 4.500% Notes due in May 2033 (the “2023 Notes”). Proceeds from the issuance of the 2023 Notes, net of discounts and issuance costs, totaled $744,092. Additionally, in May 2023 we repaid $250 million of 2.625% Notes and $500 million of 3.375% Notes due upon their maturity
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $543.9 million during the first six months of 2024, an increase of $130.4 million compared to $413.5 million in the same period of 2023. Details regarding our 2024 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	March 31, 2024	June 30, 2024
Dividends paid per share – Common stock	$1.370	$2.740
Dividends paid per share – Class B common stock	$1.245	$2.490
Total cash dividends paid	$273.4	$270.5
Declaration date	February 7, 2024	May 2, 2024
Record date	February 20, 2024	May 17, 2024
Payment date	March 15, 2024	June 14, 2024
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

	Six Months Ended
In millions	June 30, 2024	July 2, 2023
Milton Hershey School Trust repurchase (1)	$—	$239.9
Shares repurchased in the open market under pre-approved share repurchase programs (2)	400.0	—
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	$94.2	$—
Cash used for total share repurchases (excluding excise tax)	$494.2	$239.9
Total shares repurchased under pre-approved share repurchase programs	2.0	1.0
(1) In February 2023, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “School Trust”), pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the Milton Hershey School Trust at a price equal to $239.91 per share, for a total purchase price of $239.9 million.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 42

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
•Proceeds from exercised stock options and employee tax withholding. During the first six months of 2024, we received $8.2 million from employee exercises of stock options and paid $30.0 million of employee taxes withheld from share-based awards. During the first six months of 2023, we received $22.0 million from employee exercises of stock options and paid $33.0 million of employee taxes withheld from share-based awards. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

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

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 43

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

•Complications with the design, implementation or usage of our new enterprise resource planning system, including the ability to support post-implementation efforts and maintain enhancements, new features or modifications, could adversely impact our business and operations; and

•Such other matters as discussed in our 2023 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, and this Quarterly Report on Form 10-Q, including Part II, Item 1A, ”Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The total amount of short-term debt, net of cash, amounted to net debt of $854.2 million and net debt of $317.9 million, at June 30, 2024 and December 31, 2023, respectively. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of June 30, 2024 would have changed interest expense by approximately $4.1 million for the first six months of 2024 and $3.1 million for 2023.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at June 30, 2024 and December 31, 2023 by approximately $169 million and $203 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 44

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
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $11.6 million as of June 30, 2024 and $20.2 million as of December 31, 2023, generally offset by a reduction in foreign exchange associated with our transactional activities.

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
Cocoa Products
During the first six months of 2024, the average cocoa futures contract price was $3.34 per pound, with a trading range of $1.84 to $5.20 per pound, based on the Intercontinental Exchange futures contract. This average cocoa futures contract price represents an increase of approximately 124% compared to the 2023 annual average of $1.49 per pound. The production forecast for the 2024 – 2025 season is improving in Ghana and Ivory Coast, due to a combination of favorable weather conditions and decreased demand for cocoa; however, the price outlook for cocoa remains uncertain due to significant liquidity and volatility issues, which may have an impact on our financial condition and results of operations.
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
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $92.3 million as of June 30, 2024 and $94.9 million as of December 31, 2023. At the end of the second quarter of 2024, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $1.4 million, generally offset by a reduction in the cost of the underlying commodity purchases.
For additional information about our market risks, see Item 7A under Part II of our 2023 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 45

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Controls Over Financial Reporting
During the second quarter of 2024, we completed the process of our multi-year implementation of a new global enterprise resource planning (“ERP”) system, which replaced our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business. During the third quarter of 2022, we completed the implementation of one operating segment that is included in our International segment. In July 2023, we completed the transition to our new consolidated financial reporting book of record. During October 2023, we completed the implementation of our new ERP system in the North America Salty Snacks segment. We completed the implementation of our new ERP system in the North America Confectionery segment and select operating segments included in our International segment in April 2024. The implementation of the new ERP system results in material changes to our internal controls over financial reporting. The Company has updated the internal controls as appropriate and will continue to monitor the impact of the implementation on our financial reporting business processes. Other than the ERP system implementation, there have been no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 46

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 15 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report on Form 10-K (the "2023 Form 10-K"), Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (the “Q1 2024 Quarterly Report”), and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
There were no purchases of our Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Hershey, during the three months ended June 30, 2024.
During the three months ended June 30, 2024, no shares of Common Stock were purchased in open market transactions in connection with our standing authorization to buy back shares sufficient to offset those issued under incentive compensation plans, which authorization does not have a dollar or share limit and is not included in our share repurchase authorizations described in the following paragraph.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 47

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
The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended June 30, 2024, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5–1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period.

Name and Title	Date of Adoption of 10b5-1 Plan	Duration of 10b5-1 Plan(1)	Aggregate Number of Securities to be Sold or Purchased
Michele G. Buck President, Chief Executive Officer	5/23/2024	04/30/2025	Exercise and sell 66,710 stock options
Jennifer L. McCalman VP, Chief Accounting Officer	5/10/2024	5/13/2025	Sell 1,094 shares
Charles R. Raup President, U.S. Confection	5/29/2024	8/29/2025	Sell 4,000 shares
Kristin J. Riggs President, Salty Snacks	5/31/2024	5/30/2025	Sell 9,000 shares
Christopher M. Scalia Senior Vice President, Chief Human Resources Officer and Chief Transformation Officer	5/24/2024	11/29/2024	Sell 5,000 shares
James Turoff Senior Vice President, General Counsel and Secretary	5/29/2024	8/30/2024	Gift 543 shares
Steven E. Voskuil Senior Vice President, Chief Financial Officer	5/17/2024	7/31/2025	Sell 12,000 shares

(1) The plan duration is until the date listed in this column or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 48

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005.
3.2
The Company's By-laws, as amended and restated as of February 21, 2017, are incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	August 1, 2024	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2024	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q2 2024 Form 10-Q | Page 50