Form 10-K
period 2024-12-31
HERSHEY CO
filed 2025-02-18
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates was $26,717,916,357. Class B Common Stock is not listed for public trading on any exchange or market system. However, Class B shares are convertible into shares of Common Stock at any time on a share-for-share basis. Determination of aggregate market value assumes all outstanding shares of Class B Common Stock held by non-affiliates were converted to Common Stock as of June 28, 2024. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on June 28, 2024 ($183.83 per share).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, one dollar par value—147,797,121 shares, as of February 10, 2025.
Class B Common Stock, one dollar par value—54,613,514 shares, as of February 10, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HERSHEY COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2024

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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 1

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
Hershey is a global confectionery leader known for making more moments of goodness through chocolate, sweets, mints and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 90 brand names in approximately 70 countries worldwide.
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
Business Acquisitions
On November 8, 2024, we completed the acquisition of the Sour Strips brand from Actual Candy, LLC. Sour Strips is an emerging sour candy brand and is available in a wide range of food distribution channels in the United States.
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
•Within our North America Confectionery segment, our product portfolio includes a wide variety of chocolate offerings marketed and sold under the renowned brands of Hershey’s, Reese’s and Kisses, along with other popular chocolate and non-chocolate confectionery brands such as Jolly Rancher, Almond Joy, Brookside, barkTHINS, Cadbury, Good & Plenty, Heath, Kit Kat®, Payday, Rolo®, Twizzlers, Sour Strips, Whoppers

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 2

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
In 2024, approximately 27% of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States (“U.S.”) to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 3

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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 4

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
Furthermore, we have rights under license agreements with several companies to manufacture and/or sell and distribute certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Brand	Location	Requirements

Kraft Foods Ireland Intellectual Property Limited/Cadbury UK Limited	York Peter Paul Almond Joy Peter Paul Mounds	Worldwide	None

Cadbury UK Limited	Cadbury Caramello	United States	Minimum sales requirement exceeded in 2024

Société des Produits Nestlé SA	Kit Kat® Rolo®	United States	Minimum unit volume sales exceeded in 2024

Iconic IP Interests, LLC	Good & Plenty Heath Jolly Rancher Milk Duds Payday Whoppers	Worldwide	None
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 5

Environmental Considerations
Beyond ordinary operating and capital expenditures that we make to comply with government regulations, including environmental laws and regulations, Hershey has made several voluntary commitments to drive long-term growth and business resilience and reduce our environmental impacts, including efforts to eliminate commodity-driven deforestation and reduce greenhouse gas (“GHG”) emissions across our own operations and supply chain. Our climate change related investments and expenditures primarily focus on our Scope 1 and 2 GHG emissions, Forest Land and Agriculture (“FLAG”) emissions and non-FLAG emissions consistent with global environmental standards. The annual operating and capital expenditures associated with ordinary course payments and additional climate change commitments are not material with respect to our results of operations, capital expenditures or competitive position.
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
To learn more about our Sustainability-related goals, progress and initiatives, as well as review our annual ESG Report and accompanying suite of Environmental, Social and Governance (“ESG”) reporting frameworks, policies, and disclosures, access the Sustainability section of our website at: https://www.thehersheycompany.com/en_us/sustainability.html. Information found on the Company’s website is not part of this Annual Report on Form 10-K or any other report filed with the United States Securities and Exchange Commission (“SEC”).
Financial Information by Geographic Area
Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 12.8% for 2024, 12.7% for 2023 and 12.5% for 2022. The percentage of total long-lived assets outside of the United States was 15.4% as of December 31, 2024 and 17.4% as of December 31, 2023.
Human Capital
As of December 31, 2024, the Company employed approximately 18,540 full-time and 1,490 part-time employees worldwide. Collective bargaining agreements covered approximately 6,525 employees, or approximately 33% of the Company’s employees worldwide. During 2025, agreements are expected to be negotiated for certain employees at seven facilities, none of which are within the United States, comprising approximately 69% of total employees under collective bargaining agreements. We believe our efforts in managing our workforce have been effective, as evidenced by a strong culture and a good relationship between the Company and our employees.
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
•Our People, Safety and Employee Engagement. Our employees are among our most important resources and are critical to our continued success. We provide a workplace that develops, supports and motivates our people. The overall well-being and safety of our employees remains one of our top priorities. We continue to invest in training, workplace resources and leading systems and processes to ensure the responsible management of all facilities. Additionally, continuous listening surveys are distributed throughout the year to all employees globally to hear their thoughts on the Company’s direction and their place in it. These continuous touchpoints allow for real-time feedback and action from the Company. These surveys are further supplemented with quarterly and informative enterprise summits and team “Ask Me Anything” meetings, which, in conjunction with the continuous listening surveys, generate stronger employee engagement with the Company’s strategy, initiatives and leadership.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 6

•Talent Acquisition, Development and Training. Hiring and developing our employees is critically important to our operations and we are focused on creating experiences and programs that foster growth and performance. We provide all employees the chance to learn, grow and own their work. We have partnered with leading online content experts and increased internal learning development to expand our catalog of online and classroom courses. Additionally, we co-created a culture of development with the enthusiastic support of our employees. Through individual development plans, learning opportunities, feedback and coaching, employees can build careers at The Hershey Company, as evidenced by the fact that the majority of our executive officers were promoted from within the organization (see Information about Our Executive Officers).
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
•Togetherness. We believe our business is stronger when we practice our Company value of Togetherness. Our people-focused programs help advance innovation, business growth and create a strong company culture that is fair, which enables us to delight consumers with beloved snacking brands. Our gender representation includes women occupying many of the top positions in the Company, including Chief Executive Officer and Chairman of the Board, Chief Accounting Officer and President, Salty Snacks, and approximately 50% representation across the Company. Additionally, four of our 10 Board members are women (40% representation). In 2024, we maintained fair and equitable pay achievements, including aggregate salary U.S. gender pay equity and aggregate U.S. salary people of color pay equity. Further, our eight employee-led Business Resource Groups, which include Abilities First, Black Heritage, Asian and Pacific Islander, GenH (Generations), Latino, Prism (LGBTQ), Veterans and Women’s, are open to all and play a critical role in providing mentoring and career development opportunities for all, delivering commercial business insights, and connecting people to the Company and the communities where we do business. In 2024, the Company was recognized among the World’s Most Ethical Companies as rated by Ethisphere, achieved global Great Place to Work certifications, and was recognized as a Best Place to Work for Disability Inclusion based on our Disability Equality Index score.
•Community and Social Impact. Our philanthropy and volunteerism efforts reflect how we live out the Company’s value of making a difference and our purpose of Making More Moments of Goodness, from supporting causes our employees care about to investing in the long-term success of the communities where we live and work. We work closely with counterparts in each of our plant and office locations across the United States and globally to identify local community needs and craft tailored approaches to provide support. This work includes forging partnerships with local non-governmental organizations, providing grants and contributions and organizing volunteer service activities and employee fundraisers.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 7

Business Realignment Activities and Strategic Initiatives
From time to time, we implement business realignment activities to support key strategic initiatives designed to maintain long-term growth. Further to such goal, in February 2024, the Board of Directors approved the Advancing Agility & Automation Initiative, which is a multi-year productivity program to improve supply chain and manufacturing-related spend, optimize selling, general and administrative expenses, leverage new technology and business models to further simplify and automate processes, and generate long-term savings.
In 2023, we completed our International Optimization Program, an initiative which began in the fourth quarter of 2020 and was designed to increase our operating effectiveness and efficiency, to reduce our costs and/or to generate savings that can be reinvested in other areas of our business.

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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 8

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
Approximately 74% of our manufacturing capacity is located in the United States. Disruption to our global manufacturing operations or our supply chain could result from, among other factors, the following:
•Natural disasters;
•Pandemics, epidemics, coronavirus disease and/or other outbreak of disease;
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 9

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
Investors, customers, advisory services, government regulators and other market participants may be focused on the environmental or sustainability practices, disclosures and performance of companies. We believe our sustainability practices, disclosures and performance are focused on the most material risks and opportunities to our business and support our environmental goals and continue to evolve to meet the growing needs of our stakeholders. However, if our environmental goals do not meet investor or other external stakeholder expectations and standards, our access to capital may be negatively impacted. An enforcement action for non-compliance with regulations or reporting requirements could harm our reputation, financial position and ability to grow. A failure to meet investor or other external stakeholder expectations or standards may adversely affect our results of operations, ability to manage our liquidity, or ability to implement our strategies.
The Company publishes its environmental goals, with a particular focus on achieving an absolute reduction in our Scope 1 and 2 GHG emissions, Forest Land and Agriculture (FLAG) emissions, and non-FLAG emissions consistent with global environmental standards. The costs of our voluntary commitments may be greater than expected, and there can be no assurance the Company will achieve its goals, or meet the evolving sustainability expectations and standards of our investors or other external stakeholders. Any failure to achieve our goals, a perception of our failure to act responsibly with respect to the environment, or failure to respond to new or evolving legal and regulatory requirements or other sustainability concerns could adversely affect our business, reputation and increase risk of litigation.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 10

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

Although we use forward contracts and commodity futures and options contracts to hedge commodity prices where possible, commodity price increases ultimately result in corresponding increases in our raw material and energy costs. For example, our cost of sales during the year ended 2024 compared to the same period of 2023 experienced an incremental $563.0 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases, more than offsetting higher commodity costs. During the year ended 2024, market prices for the majority of our exchange traded commodities increased, including cocoa, which has increased approximately 130% since the beginning of the year.

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
We may be able to pass some or all raw material, energy and other input cost increases to customers by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product sizes may also result in a reduction in sales volume and/or consumption. If we are not able to increase our selling prices or reduce product sizes (including if inflation outpaces our pricing elasticity) sufficiently, or in a timely manner, to offset increased raw material, energy or other input costs, including packaging, freight, tariffs, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our financial condition and results of operations.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 11

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

There continues to be competitive product and pricing pressures in the markets where we operate, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. Our largest customer, McLane Company, Inc., accounted for approximately 27% of our consolidated net sales in 2024. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.
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
In 2024, we completed the acquisition of the Sour Strips brand from Actual Candy, LLC. Sour Strips is an emerging sour candy brand. In 2023, we completed the acquisition of certain assets that provide additional manufacturing capacity from Weaver Popcorn, a manufacturer of SkinnyPop popcorn, which helped us strengthen our supply chain capabilities. While we believe significant operating synergies can be obtained in connection with these acquisitions, achievement of these synergies will be driven by our ability to successfully leverage Hershey’s resources, expertise, capability-building, distribution locations and customer base. In addition, the acquisitions of Dot’s and Pretzels in

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 12

2021 were important steps in our journey to expand our breadth in snacking, as they should enable us to bring scale and category management capabilities to a key sub-segment of the warehouse snack aisle. If we are unable to successfully couple Hershey’s scale and expertise in brand building with the existing operations of our acquired brands, it may impact our ability to expand our snacking footprint at our desired pace.
Our international operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations.
In 2024, 2023 and 2022, respectively, we derived approximately 12.8%, 12.7% and 12.5% of our net sales from customers located outside of the United States. Additionally, approximately 15% of our total long-lived assets were located outside of the United States as of December 31, 2024. As part of our strategy, we have made investments outside of the United States, particularly in Canada, Malaysia, Mexico, Brazil and India. As a result, we are subject to risks and uncertainties relating to international sales and operations, including:
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
•The imposition of tariffs on U.S. imports and retaliatory tariffs in response, quotas, trade barriers, other trade protection measures and import or export licensing requirements;
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 13

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
Risks Related to Governmental and Regulatory Changes
Changes in governmental laws, regulations and policies could increase our costs and liabilities or impact demand for our products.
Changes in U.S. and non-U.S. laws, regulations and policies and the manner in which they are interpreted or applied may alter our business environment. These negative impacts could result from changes in food and drug laws, laws related to advertising and marketing practices, accounting standards, taxation compliance and requirements, tariffs on U.S. imports and retaliatory tariffs in response, competition laws, employment laws, import/export requirements and environmental laws, among others. For example, the European Union’s Deforestation Regulation (“EUDR”) will require the Company to conduct extensive diligence on seven commodities, including cocoa, palm oil and soy, as well as products derived from these commodities, such as chocolate, and the value chain, to ensure the goods do not result from recent deforestation, forest degradation, or breaches of local laws in order to sell such products in the European Union market or exported from it. The EUDR is scheduled to be effective in December 2025, following a one-year postponement. The EUDR, and other current or proposed regulations in markets in which we operate, are likely to increase our compliance costs, could depress sales in such markets if our products are not in compliance by applicable effective dates, and could result in fines and penalties or reputational harm if we do not fully comply. It is possible that we could become subject to additional liabilities in the future resulting from changes in laws and regulations that could result in an adverse effect on our financial condition and results of operations.
Political, economic and/or financial market conditions, including impacts on our business arising from the ongoing conflict between Russia and Ukraine, could negatively impact our financial results.
Our operations are impacted by consumer spending levels and impulse purchases, which are affected by general macroeconomic conditions, consumer confidence, employment levels, the availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, sustained global recessions, broad political instability, rising unemployment, pandemic, or other outbreak of disease, climate change, weather, natural and other disasters, changing consumer demand, and declines in personal spending could adversely impact our revenues, profitability and financial condition.
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 14

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
We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system; specifically, in April 2024, we operationalized the final phase of our project by implementing our new ERP system in the North America Confectionery segment and select business units included in our International segment. This ERP system replaces our legacy operating and financial systems and is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources as we support post-implementation efforts and system functionality. We may not be able to successfully support post-implementation efforts without experiencing delays, increased costs and other difficulties. Any disruptions or difficulties in using our ERP system could result in harm to our business, including our ability to forecast, manufacture or facilitate the shipment of our product, record net sales and collect our outstanding receivables. If we are unable to successfully manage post-implementation efforts related to our new ERP system as planned, our financial positions, results of operations and cash flows could be negatively impacted. Additionally, if the ERP system does not operate as intended, the

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 15

effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be further delayed.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy
Information technology is important to our business operations, and we are committed to protecting the privacy, security and integrity of our data, as well as our employee and customer data. The Company has a comprehensive cybersecurity program in place for assessing, identifying and managing cybersecurity risks that is designed to protect its systems and data from unauthorized access, use or other security impact, that is aligned with the National Institute of Standards and Technology (“NIST”). This program is integrated into the Company’s overall Enterprise Risk Management and Resiliency process.
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
While we are regularly subject to cybersecurity attacks, ransomware and other security breaches, the Company has not experienced any material cybersecurity incidents or a series of related unauthorized occurrences for the year ended December 31, 2024. The Company does not believe that there are currently any known risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company or its business strategy, results of operations or financial condition. However, as discussed under “Item 1A. Risk Factors,” specifically the risks titled “Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations,” the sophistication of cyber, ransomware and other security threats continues to increase, and the preventative actions we take to reduce the risk of these incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all cybersecurity attacks, ransomware and other security breaches and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 16

Cybersecurity Governance and Oversight
The Company’s Board of Directors has a mix of experiences, skills, qualifications and backgrounds to support strategy and risk oversight, including expertise in cybersecurity and oversight of cybersecurity matters. This oversight is achieved through the Company’s Finance and Risk Management (“F&RM”) Committee, which is comprised of five members of our Board of Directors, and one Board member who serves in an ex-officio capacity. The F&RM Committee is responsible for reviewing key enterprise risks identified through our Enterprise Risk Management and Resiliency process, which includes information security strategies and risks, as well as data privacy and protection risks and mitigation strategies (collectively, “Information Security”). At each regularly scheduled F&RM Committee meeting, management, through the Company’s Chief Information Security Officer (“CISO”), reports on Information Security controls, audits, guidelines and developments and the F&RM Committee is notified between such updates regarding significant new cybersecurity threats or incidents.
The CISO, who reports to the Chief Technology Officer (“CTO”), oversees a dedicated Information Security team that is supported by the Privacy Center of Excellence, and works in partnership with internal audit to review certain information technology-related internal controls with our independent auditors as part of the overall internal controls process. The Chief Information Officer (“CIO”), who also reports to the CTO, focuses on our technology modernization priorities, integrating innovative technology solutions to support our business goals, and leading enterprise-wide IT transformation initiatives. Our CTO, who reports to the Chief Executive Officer, has oversight of our Information Security team and leads the company’s global technology strategy, architecting and deploying digital capabilities that are innovative, flexible and prepared to meet the changing needs of our consumers, retail partners and employees.
The CISO’s cybersecurity experience includes over thirty years of Information Technology experience, including twenty years within the Information Security field. The CISO’s Information Security roles have included security engineering, security architecture, strategy development and execution, risk and compliance management and identity and access management and incident response. The Company’s CIO has over twenty years of experience, including leading digital transformation and global information technology governance. The Company’s CTO has over twenty years of experience, including deep expertise in developing cutting-edge automated systems, supply chain planning, optimization and simulation, artificial intelligence and predictive analytics. Additional experience held by the CTO is described further under Information about Our Executive Officers.
To ensure our employees are educated on potential cybersecurity threats or actions, we train our executive officers and global workforce on an ongoing basis in the event of a potential cyber threat or cybersecurity incident. Our Company-wide Information Security training program includes security awareness training, including regular phishing simulations, acceptable use training, cyber wellness trainings and other targeted trainings throughout the year. Additional training mechanisms we may use to assess, identify, and manage risks from cybersecurity threats, include simulations, tabletop exercises and response readiness tests to test our preparedness and incident response process. These trainings provide employees the opportunity to gain an understanding of the various forms of cybersecurity incidents and enable our employees to handle and report any suspicious activity or threat.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 17

Item 2.    PROPERTIES
Our principal properties include the following:

Country	Location	Type	Status (Own/Lease)
United States	Hershey, Pennsylvania (3 principal plants)	Manufacturing—confectionery products and pantry items	Own
	Lancaster, Pennsylvania	Manufacturing—confectionery products	Own
	Hazleton, Pennsylvania	Manufacturing—confectionery products	Own
	Robinson, Illinois	Manufacturing—confectionery products and pantry items	Own
	Stuarts Draft, Virginia	Manufacturing—confectionery products and pantry items	Own
	Edgerton, Kansas	Manufacturing—salty snack products	Own
	Bluffton, Indiana	Manufacturing—salty snack products	Lease
	Plymouth, Indiana	Manufacturing—salty snack products	Lease
	Lawrence, Kansas	Manufacturing—salty snack products	Lease
	Whitestown, Indiana	Manufacturing—salty snack products	Lease
	Annville, Pennsylvania	Distribution	Own
	Palmyra, Pennsylvania	Distribution	Own
	Edwardsville, Illinois	Distribution	Own
	Ogden, Utah	Distribution	Own
	Kennesaw, Georgia	Distribution	Lease
	Whitestown, Indiana	Distribution	Lease
	Hershey, Pennsylvania	Corporate administrative	Lease
	New York, New York	Retail	Lease
Canada	Brantford, Ontario	Distribution	Own
Mexico	Monterrey, Mexico	Manufacturing—confectionery products	Own
	El Salto, Mexico	Manufacturing—confectionery products and pantry items	Own
Malaysia	Johor, Malaysia	Manufacturing—confectionery products	Own
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
Item 3.    LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 15 to the Consolidated Financial Statements.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 18

SUPPLEMENTAL ITEM. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company, their positions and, as of February 10, 2025, their ages are set forth below.

Name	Age	Positions Held During the Last Five Years
Andrew Archambault (1)	51	President, U.S. Confection (February 2025)
Deepak Bhatia (2)	51	Senior Vice President, Chief Technology Officer (October 2023)
Michele G. Buck	63	Chairman of the Board, President and Chief Executive Officer (October 2019)
Rohit Grover	52	President, International (April 2019)
Jennifer L. McCalman (3)	47	Vice President, Chief Accounting Officer (February 2021); Senior Director, Global Controller (March 2019)
Jason R. Reiman	53	Senior Vice President, Chief Supply Chain Officer (June 2019)
Christopher M. Scalia	49	Senior Vice President, Chief Human Resources Officer (January 2020); Vice President, Global Human Resources (March 2018)
James Turoff	48	Senior Vice President, General Counsel and Secretary (May 2021); Acting General Counsel (December 2020); Vice President, Deputy General Counsel (March 2019)
Veronica Villasenor	45	President, Salty Snacks (February 2025);
Vice President, General Manager Salty Snacks (April 2023);
Vice President, General Manager Dot’s and Pretzels, Inc. (August 2022);
Vice President, Marketing US Confection (July 2021);
		Vice President, Marketing Chocolate (February 2020)
Steven E. Voskuil	56	Senior Vice President, Chief Financial Officer (February 2021); Senior Vice President, Chief Financial Officer and Chief Accounting Officer (November 2019)

There are no family relationships among any of the above-named officers of our Company.

(1) Mr. Archambault was appointed President, U.S. Confection effective February 3, 2025. Prior to joining our Company he was President, U.S. Refreshment Beverages (November 2023), President, Commercial & Beverage Concentrates (August 2022), Chief Customer Officer (October 2018), and Senior Vice President of Commercial Strategy (December 2017) for Keurig Dr. Pepper (formerly Keurig Green Mountain), a beverage and coffeemaker company.
(2) Mr. Bhatia was appointed Senior Vice President, Chief Technology Officer effective October 23, 2023. Prior to joining our Company he was the Vice President of Supply Chain Optimization Technologies (August 2021) and Vice President of Technology, Inventory Planning & Control in Supply Chain Optimization Technologies (March 2019) at Amazon.com, Inc., a multinational technology company.
(3)    Ms. McCalman was appointed Vice President, Chief Accounting Officer effective February 23, 2021. Prior to joining our Company she was Senior Director and Assistant Controller for Keurig Dr. Pepper (formerly Keurig Green Mountain) (May 2017), a beverage and coffeemaker company.
Our Executive Officers are generally appointed each year at the organization meeting of the Board in May.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 19

PART II
Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is listed and traded principally on the New York Stock Exchange under the ticker symbol “HSY.” The Class B Common Stock (“Class B Stock”) is not publicly traded.
The closing price of our Common Stock on December 31, 2024 (the last business day of the of the fiscal year) was $169.35. There were 23,068 stockholders of record of our Common Stock and 5 stockholders of record of our Class B Stock as of December 31, 2024.
We paid $1,084.8 million in cash dividends on our Common Stock and Class B Stock in 2024 and $889.1 million in 2023. The annual dividend rate on our Common Stock in 2024 was $5.480 per share.
On February 5, 2025, our Board declared a quarterly dividend of $1.370 per share of Common Stock payable on March 14, 2025, to stockholders of record as of February 17, 2025. It is the Company’s 380th consecutive quarterly Common Stock dividend. A quarterly dividend of $1.245 per share of Class B Stock also was declared.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
There were no purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended December 31, 2024.
In July 2018, our Board of Directors approved a $500 million share repurchase authorization to repurchase shares of our Common Stock. As a result of the February 2023 Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “School Trust”), the July 2018 share repurchase authorization was completed. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization, which was completed as of March 31, 2024. In December 2023, our Board of Directors approved an additional $500 million share repurchase authorization. This program commenced after the existing May 2021 authorization was completed and is to be utilized at management’s discretion. Approximately $470 million remains available for repurchases under our December 2023 share repurchase authorization. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 20

Stockholder Return Performance Graph
The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Packaged Foods Index.

Comparison of 5 Year Cumulative Total Return*
Among The Hershey Company, the S&P 500 Index,
and the S&P 500 Packaged Foods Index

	December 31,
Company/Index	2019	2020	2021	2022	2023	2024
The Hershey Company	$100	$106	$137	$167	$137	$128
S&P 500 Index	$100	$118	$152	$125	$157	$197
S&P 500 Packaged Foods Index	$100	$105	$118	$129	$120	$113

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.     [RESERVED]

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 21

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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 22

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
◦We believe our employees are among our most important resources and are critical to our continued success. We utilize continuous listening surveys that are distributed throughout the year to all employees globally to hear their thoughts on the Company’s direction and their place in it. These continuous touchpoints allow for real-time feedback and action from the Company. These surveys are further supplemented with quarterly and informative enterprise summits and team “Ask Me Anything” meetings, which, in conjunction with the continuous listening surveys, generate stronger employee engagement with the Company’s strategy, initiatives and leadership.
◦Our diverse and inclusive culture makes the difference across all areas of the business. Our gender representation includes women occupying many of the top positions in the Company, including Chief Executive Officer and Chairman of the Board, Chief Accounting Officer and President, Salty Snacks, and approximately 50% representation across the Company. Additionally, four of our 10 Board members are women (40% representation). In 2024, we maintained fair and equitable pay achievements, including aggregate salary U.S. gender pay equity and aggregate U.S. salary people of color pay equity.
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
OVERVIEW
Hershey is a global confectionery leader known for making more moments of goodness through chocolate, sweets, mints and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 90 brand names in approximately 70 countries worldwide.
Our principal product offerings include chocolate and non-chocolate confectionery products; gum and mint refreshment products and protein bars; pantry items, such as baking ingredients, toppings and beverages; and snack items such as spreads, bars, and snack bites and mixes, popcorn and pretzels.
Business Acquisitions
On November 8, 2024, we completed the acquisition of the Sour Strips brand from Actual Candy, LLC. Sour Strips is an emerging sour candy brand and is available in a wide range of food distribution channels in the United States.
On May 31, 2023, we completed the acquisition of certain assets that provide additional manufacturing capacity from Weaver Popcorn Manufacturing, Inc. (“Weaver”), a leader in the production and co-packing of microwave popcorn and ready-to-eat popcorn, and former co-manufacturer of the Company’s SkinnyPop brand.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 23

TRENDS AFFECTING OUR BUSINESS
Throughout 2024, U.S. consumer behavior continued to shift and evolve, as cost fatigue and labor markets restrict income growth and constrain consumer spending and purchasing patterns. As a result, consumer behavior related to our products has shifted. As such, for the year ended December 31, 2024,we continued to experience a dynamic macroeconomic environment, including price volatility related to select commodities, resulting in corresponding incremental costs and gross margin pressures, and net sales and net income declines. Despite specific actions taken to mitigate these gross margin pressures, we continue to experience overall declines in consumer demands for our products, and higher prices for direct materials used to manufacture our products were, and continue to be, the primary incremental cost to our business (see Consolidated Results of Operations included in this MD&A). We utilize many exchange traded commodities for our business that are subject to price volatility, specifically cocoa products, which experienced a market price increase of approximately 70% throughout 2024 (see Item 7A - Quantitative and Qualitative Disclosures about Market Risk included in this Annual Report on Form 10-K).
Furthermore, certain geopolitical events, specifically the conflict between Russia and Ukraine, as well as the imposition of tariffs on U.S. imports and retaliatory tariffs in response, have increased global economic and political uncertainty. For the year ended December 31, 2024, neither the conflict between Russia and Ukraine, nor the imposition of tariffs on U.S. imports and retaliatory tariffs, had a material impact on our commodity prices or supply availability. However, we are continuing to monitor each of these events for any significant escalation or expansion of economic or supply chain disruptions or broader inflationary costs, which may result in material adverse effects on our results of operations.

As of December 31, 2024, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements in both the short-term and in the long-term; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).

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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 24

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Change
For the years ended December 31,	2024	2023	2022	2024 vs 2023	2023 vs 2022
In millions of dollars except per share amounts
Net sales	$11,202.3	$11,165.0	$10,419.3	0.3%	7.2%
Cost of sales	5,901.4	6,167.2	5,920.5	(4.3)%	4.2%
Gross profit	5,300.9	4,997.8	4,498.8	6.1%	11.1%
Gross margin	47.3%	44.8%	43.2%
Selling, Marketing & Administrative (“SM&A”) expense	2,373.6	2,436.5	2,236.0	(2.6)%	9.0%
SM&A expense as a percent of net sales	21.2%	21.8%	21.5%
Business realignment costs	29.1	0.4	2.0	NM	(77.8)%
Operating profit	2,898.2	2,560.9	2,260.8	13.2%	13.3%
Operating profit margin	25.9%	22.9%	21.7%
Interest expense, net	165.7	151.8	137.6	9.1%	10.3%
Other (income) expense, net	258.6	237.2	206.1	9.0%	15.1%
Provision for income taxes	252.7	310.1	272.3	(18.5)%	13.9%
Effective income tax rate	10.2%	14.3%	14.2%
Net income	$2,221.2	$1,861.8	$1,644.8	19.3%	13.2%
Net income per share—diluted	$10.92	$9.06	$7.96	20.5%	13.8%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Net Sales
2024 compared with 2023
Net sales were $11,202.3 million in 2024 compared to $11,165.0 million in 2023, an increase of $37.3 million, or 0.3%. The net sales increase reflects a favorable price realization of approximately 3% primarily due to higher list prices in the North America Confectionery and International segments, partially offset by declines in North America Salty Snacks. The increase was partially offset by a volume decrease of approximately 2% due to declines in the North America Confectionery and International segments, partially offset by an increase in North America Salty Snacks. The increase was further offset by a minimal unfavorable impact from foreign currency exchange rates.
2023 compared with 2022
Net sales were $11,165.0 million in 2023 compared to $10,419.3 million in 2022, an increase of $745.7 million, or 7.2%. The net sales increase reflects a favorable price realization of 8.3% due to higher list prices across all segments and by a favorable impact from foreign currency exchange rates of 0.2%. The increase was slightly offset by a volume decrease of 1.3% due to a decrease in consumer demand primarily in everyday core U.S. confection brands.
Key U.S. Marketplace Metrics
For the full year 2024, our total U.S. retail takeaway increased 0.8% in the expanded multi-outlet combined plus convenience store channels (MULO+ w/ Convenience), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway increased 0.1% and experienced a CMG market share decline of 59 basis points. Our Salty consumer takeaway increased 4.2% and experienced a Salty market share increase of 11 basis points.
The CMG consumer takeaway and market share information reflect measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 25

channels. These metrics are based on measured market scanned purchases as reported by Circana, the Company’s market insights and analytics provider, and provide a means to assess our retail takeaway and market position relative to the overall category.
Cost of Sales and Gross Margin
2024 compared with 2023
Cost of sales were $5,901.4 million in 2024 compared to $6,167.2 million in 2023, a decrease of $265.8 million, or 4.3%. The decrease included $637.9 million of favorable costs, driven by an incremental $563.0 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases (See Item 7A - Quantitative and Qualitative Disclosures About Market Risk for more information) and lower costs, primarily related to lower sales volume, in line with the declines in net sales noted above. The decrease was partially offset by $372.1 million of higher costs, primarily driven by higher commodity costs from cocoa, higher supply chain costs, unfavorable mix and incremental business realignment costs.
Gross margin was 47.3% in 2024 compared with 44.8% in 2023, an increase of 250 basis points. The increase was driven by favorable year-over-year mark-to-market impact from commodity derivative instruments, favorable price realization and volume declines. The increase was partially offset by higher commodity costs, unfavorable product mix and increased business realignment costs.
2023 compared with 2022
Cost of sales were $6,167.2 million in 2023 compared with $5,920.5 million in 2022, an increase of $246.7 million, or 4.2%. The increase included $356.2 million of unfavorable costs driven by higher supply chain costs, including higher labor costs partially offset by lower logistics costs, and unfavorable mix. The increase was further driven by an incremental $97.7 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases. These increases were partially offset by $207.2 million of favorable supply chain productivity and price realization.
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
Selling, Marketing and Administrative
2024 compared with 2023
Selling, marketing and administrative (“SM&A”) expenses were $2,373.6 million in 2024 compared to $2,436.5 million in 2023, a decrease of $62.9 million, or 2.6%. The decrease was driven by lower corporate expenses. Total advertising and related consumer marketing expenses declined 0.1%% driven by North America Confectionery, significantly offset by increased spending in North America Salty Snacks. SM&A expenses, excluding advertising and related consumer marketing, decreased approximately 3.8% in 2024 driven by lower compensation and benefit costs across segments.
2023 compared with 2022
SM&A expenses were $2,436.5 million in 2023 compared to $2,236.0 million in 2022, an increase of $200.5 million, or 9.0%. The increase was driven by increased corporate expenses. Total advertising and related consumer marketing expenses increased 12.2% driven by North America Confectionery and North America Salty Snacks. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 7.5% in 2023 driven by higher compensation costs and investments in capabilities and technology across segments.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. In 2024, 2023 and 2022, we recorded business realignment costs of $29.1 million, $0.4 million and $2.0 million, respectively. The 2024 costs related primarily to the Advancing Agility &

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 26

Automation Initiative that the Board of Directors approved in February 2024. The Advancing Agility & Automation Initiative, which is a multi-year productivity program to improve supply chain and manufacturing-related spend, optimize selling, general and administrative expenses, leverage new technology and business models to further simplify and automate processes, and generate long-term savings. The 2023 and 2022 costs related primarily to the International Optimization Program, a program focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
2024 compared with 2023
Operating profit was $2,898.2 million in 2024 compared to $2,560.9 million in 2023, an increase of $337.3 million, or 13.2%. The increase was predominantly due to higher gross profit and lower SM&A expenses partially offset by higher business realignment costs, as noted above. Operating profit margin increased to 25.9% in 2024 from 22.9% in 2023 by the same factors noted above in gross margin.
2023 compared with 2022
Operating profit was $2,560.9 million in 2023 compared to $2,260.8 million in 2022, an increase of $300.1 million, or 13.3%. The increase was predominantly due to higher gross profit, partially offset by higher SM&A expenses, as noted above. Operating profit margin decreased to 22.9% in 2023 from 21.7% in 2022 by the same factors noted above in gross margin.
Interest Expense, Net
2024 compared with 2023
Net interest expense was $165.7 million in 2024 compared to $151.8 million in 2023, an increase of $13.9 million, or 9.1%. The increase was primarily due to higher short-term debt balances in 2024 compared to 2023, specifically related to outstanding commercial paper. The increase in the expense was partially offset by a decrease in short-term foreign bank borrowings and an increase in interest income
2023 compared with 2022
Net interest expense was $151.8 million in 2023 compared to $137.6 million in 2022, an increase of $14.2 million, or 10.3%. The increase was primarily due to higher rates on short-term debt balances in 2023 versus 2022, specifically related to outstanding commercial paper borrowings, and higher rates on long-term debt balances, specifically related to the $350 million 4.25% Notes due in May 2028 and $400 million 4.50% Notes due in May 2033, each of which were issued in May 2023. The increase in the expense was partially offset by an increase in interest income.
Other (Income) Expense, Net
2024 compared with 2023
Other (income) expense, net totaled an expense of $258.6 million in 2024 versus an expense of $237.2 million in 2023, an increase of $21.4 million, or 9.0%. The increase in the net expense was primarily driven by an increase of $32.8 million of higher write-downs on equity investments qualifying for tax credits in 2024 versus 2023, partially offset by a decrease of $10.6 million of lower non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 27

Income Taxes and Effective Tax Rate
2024 compared with 2023
Our effective income tax rate was 10.2% for 2024 compared with 14.3% for 2023. Relative to the 21% statutory rate, the 2024 effective tax rate benefited from investment tax credits, partially offset by state taxes. The 2023 effective rate, relative to the 21% statutory rate, benefited from investment tax credits, partially offset by state taxes.
2023 compared with 2022
Our effective income tax rate was 14.3% for 2023 compared with 14.2% for 2022. Relative to the 21% statutory rate, the 2023 effective tax rate benefited from investment tax credits, partially offset by state taxes. The 2022 effective rate, relative to the 21% statutory rate, benefited from investment tax credits, partially offset by state taxes.

Net Income and Earnings Per Share-diluted
2024 compared with 2023
Net income was $2,221.2 million in 2024 compared to $1,861.8 million in 2023, an increase of $359.4 million, or 19.3%. Earnings Per Share (“EPS”)-diluted was $10.92 in 2024 compared to $9.06 in 2023, an increase of $1.86, or 20.5%. The increase in both net income and EPS-diluted was driven primarily by higher gross profit, lower SM&A expenses and lower income taxes, partially offset by higher business realignment costs and higher other income and expenses. Our 2024 EPS-diluted benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 28

SEGMENT RESULTS
The summary that follows provides a discussion of the results of operations of our three segments: North America Confectionery, North America Salty Snacks and International. For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition-related costs and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are largely managed centrally at the corporate level and are excluded from the measure of segment income reviewed by our Chief Operating Decision Maker, Michele Buck, Chairman of the Board, President, and Chief Executive Officer, and used for resource allocation and internal management reporting and performance evaluation. Segment income and segment income margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as well as in evaluating operating performance in relation to our competitors, as they exclude the activities that are not directly attributable to our ongoing segment operations. Refer to Note 13 Segment Information in our audited consolidated financial statements for reconciliations of net sales for our reportable segments to consolidated total net sales and of segment operating income to consolidated income before taxes.
Our segment results, including a reconciliation to our consolidated results, were as follows:

For the years ended December 31,	2024	2023	2022
In millions of dollars
Net Sales:
North America Confectionery	$9,118.6	$9,123.1	$8,536.5
North America Salty Snacks	1,135.7	1,092.7	1,029.4
International	948.0	949.2	853.4
Total	$11,202.3	$11,165.0	$10,419.3

Segment Income:
North America Confectionery	$2,945.7	$3,117.0	$2,811.1
North America Salty Snacks	199.4	158.3	159.9
International	111.5	148.3	107.9
Total segment income	3,256.6	3,423.6	3,078.9
Unallocated corporate expense (1)	701.2	800.4	735.5
Unallocated mark-to-market (gains) losses on commodity derivatives (2)	(460.4)	58.9	78.2
Costs associated with business realignment activities	117.5	3.4	4.4
Operating profit	2,898.3	2,560.9	2,260.8
Interest expense, net	165.7	151.8	137.6
Other (income) expense, net	258.6	237.2	206.2
Income before income taxes	$2,474.0	$2,171.9	$1,917.0
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 29

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery accounted for 81.4%, 81.7% and 81.9% of our net sales in 2024, 2023 and 2022, respectively. North America Confectionery results for the years ended December 31, 2024, 2023 and 2022 were as follows:

				Percent Change
For the years ended December 31,	2024	2023	2022	2024 vs 2023	2023 vs 2022
In millions of dollars
Net sales	$9,118.6	$9,123.1	$8,536.5	—%	6.9%
Segment income	2,945.7	3,117.0	2,811.1	(5.5)%	10.9%
Segment margin	32.3%	34.2%	32.9%
2024 compared with 2023
Net sales of our North America Confectionery segment were $9,118.6 million in 2024 compared to $9,123.1 million in 2023, a decrease of $4.5 million. The decrease was driven by volume declines of approximately 4% driven by a decrease in everyday core U.S. confection brands. The decrease was partially offset by a favorable price realization of approximately 4% due to price increases on certain products across our portfolio, and a minimal benefit from the 2024 acquisition of Sour Strips. There was no impact from foreign currency exchange rates.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales for licensing and owned retail increased approximately 3.5% during 2024 compared to 2023.
Our North America Confectionery segment income was $2,945.7 million in 2024 compared to $3,117.0 million in 2023, a decrease of $171.3 million, or 5.5%. The decrease was primarily due to higher commodity costs, higher supply chain costs, and unfavorable product mix. The decrease was partially offset by favorable price realization, lower volume, and lower advertising and related consumer marketing costs.
2023 compared with 2022
Net sales of our North America Confectionery segment were $9,123.1 million in 2023 compared to $8,536.5 million in 2022, an increase of $586.6 million, or 6.9%. The increase reflected a favorable price realization of 9.0% due to price increases on certain products across our portfolio. The increases were partially offset by a volume decrease of 1.9% driven by a decrease in everyday core U.S. confection brands, and an unfavorable impact from foreign currency exchange rates of 0.2%.
Our North America Confectionery segment also includes licensing and owned retail. This includes our Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. Our net sales for licensing and owned retail increased approximately 12.1% during 2023 compared to 2022.
Our North America Confectionery segment income was $3,117.0 million in 2023 compared to $2,811.1 million in 2022, an increase of $305.9 million, or 10.9%. The increase was primarily due to favorable price realization and supply chain productivity, partially offset by higher supply chain costs, including higher labor costs, as well as unfavorable product mix.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 30

North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks accounted for 10.1%, 9.8% and 9.9% of our net sales in 2024, 2023 and 2022, respectively. North America Salty Snacks results for the years ended December 31, 2024, 2023 and 2022 were as follows:

				Percent Change
For the years ended December 31,	2024	2023	2022	2024 vs 2023	2023 vs 2022
In millions of dollars
Net sales	$1,135.7	$1,092.7	$1,029.4	3.9%	6.1%
Segment income	199.4	158.3	159.9	26.0%	(1.0)%
Segment margin	17.6%	14.5%	15.5%
2024 compared with 2023
Net sales for our North America Salty Snacks segment were $1,135.7 million in 2024 compared to $1,092.7 million in 2023, an increase of $43.0 million, or 3.9%. The increase reflected a volume increase of approximately 5%, primarily related to Dot’s Homestyle Pretzels snacks. The increase was partially offset by unfavorable price realization of approximately 1% driven primarily by SkinnyPop and Dot’s Homestyle Pretzels snacks.
Our North America Salty Snacks segment income was $199.4 million in 2024 compared to $158.3 million in 2023 an increase of $41.1 million, or 26.0%. The increase was primarily driven by higher volume, favorable commodity costs, and lower supply chain costs. The increase was partially offset by higher advertising and related consumer marketing costs and unfavorable price realization.
2023 compared with 2022
Net sales for our North America Salty Snacks segment was $1,092.7 million in 2023 compared to $1,029.4 million in 2022, an increase of $63.3 million, or 6.1%. The increase reflected a favorable price realization of 5.4% due to price increases on products across our portfolio, primarily SkinnyPop and Dot’s Homestyle Pretzels snacks, and a volume increase of 0.7%, primarily related to Dot’s Homestyle Pretzels snacks.
Our North America Salty Snacks segment income was $158.3 million in 2023 compared to $159.9 million in 2022, a decrease of $1.6 million, or 1.0%. The decrease was primarily due to increased advertising and related consumer marketing costs and costs related to the voluntary removal of certain Paqui branded items in 2023. The decrease was partially offset by favorable price realization and favorable product mix.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 31

International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently, have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Latin America, as well as Europe, Asia, the Middle East and Africa (“MEA”) and other regions. International results, which accounted for 8.5%, 8.5% and 8.2% of our net sales in 2024, 2023 and 2022, respectively. International results for the years ended December 31, 2024, 2023 and 2022 were as follows:

				Percent Change
For the years ended December 31,	2024	2023	2022	2024 vs 2023	2023 vs 2022
In millions of dollars
Net sales	$948.0	$949.2	$853.4	(0.1)%	11.2%
Segment income	111.5	148.3	107.9	(24.8)%	37.4%
Segment margin	11.8%	15.6%	12.6%
2024 compared with 2023
Net sales of our International segment were $948.0 million in 2024 compared to $949.2 million in 2023, a decrease of $1.2 million, or 0.1%. The decrease reflected an unfavorable impact from foreign currency exchange rates of approximately 1%, primarily driven by Mexico and Brazil, and a volume decrease of approximately 1%. The decline was partially offset by a favorable price realization of approximately 2%, driven by price increases across the segment. The net sales decrease was primarily attributable Mexico, Brazil and Latin America, where sales declined 5.7%, partially offset by net sales increases in Europe, MEA, and World Travel Retail, where net sales increased 13.1%.
Our International segment income was $111.5 million in 2024 compared to $148.3 million in 2023, a decrease of $36.8 million, or 24.8%, primarily resulting from higher commodity costs and unfavorable foreign currency exchange rates, partially offset by favorable price realization and decreased supply chain costs.
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 32

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
Unallocated corporate expense totaled $701.2 million in 2024 as compared to $800.4 million in 2023, a decrease of $99.2 or, or 12.4%. The decrease was primarily driven by lower compensation and benefit costs, decreased investments in capabilities and technology, as a result of the completion of the upgrade of a new ERP system across the enterprise in 2024, and lower acquisition and integration related costs.
Unallocated corporate expense totaled $800.4 million in 2023 as compared to $735.5 million in 2022, an increase of $64.9 million, or 8.8%. The increase was primarily driven by incremental investments in capabilities and technology, higher compensation costs, and an increase in acquisition and integration related costs.
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
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

In millions of dollars	2024	2023	2022
Net cash provided by (used in):
Operating activities	$2,531.6	$2,323.2	$2,327.8
Investing activities	(960.3)	(1,198.7)	(787.4)
Financing activities	(1,296.5)	(1,148.3)	(1,415.7)
Effect of exchange rate changes on cash and cash equivalents	54.0	(38.2)	9.9
Increase (decrease) in cash and cash equivalents	$328.8	$(62.0)	$134.6
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
We generated cash of $2.5 billion from operating activities in 2024, an increase of $208.4 million compared to $2.3 billion in 2023. The increase in net cash provided by operating activities was mainly driven by the following factors:
•In the aggregate, select net working capital items, specifically, trade accounts receivable, inventory, accounts payable and accrued liabilities, generated cash of $102.2 million in 2024, compared to consuming cash of $209.0 million in 2023. This $311.2 million fluctuation was mainly driven by a decrease in cash used by accounts receivable due to a decrease in sales of everyday core U.S. confection brands, a decrease in accounts payable and accrued liabilities due to the timing of vendor and supplier payments, and lower inventory levels.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 33

•Timing of income tax payments contributed to a decrease in operating cash of $17.1 million in 2024, compared to a decrease of $32.5 million in 2023. This $15.4 million fluctuation was primarily due to the variance in actual tax expense for 2024 relative to the timing of quarterly estimated tax payments. We paid cash of $201.8 million for income taxes during 2024, compared to $303.9 million in the same period of 2023.
•The increase in cash provided by operating activities was partially offset by the following net cash outflows:
◦Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, write-down of equity investments, unrealized gains and losses on derivative contracts and other charges) resulted in $92.4 million of lower cash flow in 2024 relative to 2023.
◦Other assets and liabilities consumed cash of $138.2 million in 2024, compared to $100.4 million in 2023. This $37.8 million fluctuation was primarily due to our 2023 purchase of an irrevocable group annuity contract to settle a portion of our post retirement benefit obligation, partially offset by the timing of certain prepaid expenses and other current assets.
We generated cash of $2.32 billion from operating activities in 2023, an increase of $4.6 million compared to $2.33 billion in 2022. The decrease in net cash provided by operating activities was mainly driven by the following factors:
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
•Timing of income tax payments contributed to a decrease in operating cash of $32.5 million in 2023, compared to an increase of $5.0 million in 2022. This $37.5 million fluctuation was primarily due to the variance in actual tax expense for 2023 relative to the timing of quarterly estimated tax payments. We paid cash of $303.9 million for income taxes during 2023 compared to $221.3 million in the same period of 2022.
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
Pension and Post-Retirement Activity. We recorded net periodic benefit costs of $32.8 million, $43.2 million and $36.3 million in 2024, 2023 and 2022, respectively, relating to our benefit plans (including our defined benefit and other post retirement plans). The main drivers of fluctuations in expense from year to year are assumptions in formulating our long-term estimates, including discount rates used to value the service and interest costs and the amortization of actuarial gains and losses.
The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Cash contributions to our pension and post retirement plans totaled $15.6 million, $27.6 million and $78.5 million in 2024, 2023 and 2022, respectively.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 34

Investing activities
Our principal uses of cash for investment purposes relate to purchases of property, plant and equipment and capitalized software, as well as acquisitions of businesses, partially offset by proceeds from sales of property, plant and equipment. We used cash of $960.3 million for investing activities in 2024 compared to $1.2 billion in 2023, with the decrease in cash spend driven by a decrease of investments in capabilities and technology as well as a lower level of acquisition activity. We used cash of $0.8 billion for investing activities in 2022, with the increase in 2023 in cash spend driven by an increase of investments in capabilities and technology as well as a higher level of acquisition activity.
Primary investing activities include the following:
•Capital spending. Capital expenditures, including capitalized software, primarily to support our ERP system implementation, capacity expansion, innovation and cost savings, were $605.9 million in 2024, $771.1 million in 2023 and $519.5 million in 2022. The decrease in our 2024 capital expenditures is largely driven by the wind down of our key strategic initiatives, including completion of the upgrade of a new ERP system across the enterprise in 2024. We expect 2025 capital expenditures, including capitalized software, of approximately $425 million to $450 million, as capital spending as a percentage of sales is expected to return to historical levels. We intend to use our existing cash and internally generated funds to meet our 2025 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $285.5 million in 2024, $256.8 million in 2023 and $275.5 million in 2022 in projects qualifying for tax credits.
•Business acquisitions. In 2024, we spent $75.5 million to acquire the Sour Strips brand from Actual Candy, LLC (November 2024). In 2023, we spent $165.8 million to acquire Weaver (May 2023). In 2022, we had no acquisition activity. Further details regarding our business acquisition activity is provided in Note 2 to the Consolidated Financial Statements.
•Other investing activities. In 2024, 2023, and 2022, our other investing activities were minimal.
Financing activities
Our cash flow from financing activities generally relates to the use of cash for purchases of our Common Stock and payment of dividends, offset by net borrowing activity and proceeds from the exercise of stock options. Financing activities in 2024 used cash of $1.3 billion, compared to cash used of $1.1 billion in 2023. We used cash of $1.4 billion for financing activities in 2022.
The majority of our financing activity was attributed to the following:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. In 2024, our short-term borrowings increased $607.0 million predominately through the issuance of short-term commercial paper, partially offset by a decrease in short-term foreign bank borrowings. In 2023, our short-term borrowings increased $26.0 million predominately through the issuance of short-term commercial paper, as well as an increase in short-term foreign bank borrowings. In 2022, we used cash of $245.6 million to reduce a portion of our short-term commercial paper borrowings originally used to fund our 2021 acquisitions of Dot’s and Pretzels, partially offset by an increase in short-term foreign bank borrowings.
•Long-term debt borrowings and repayments.  In November 2024, we repaid $300 million of 2.050% Notes due upon maturity. In May 2023, we repaid $250 million of 2.625% Notes and $500 million of 3.375% Notes due upon their maturities. In May 2023, we issued $350 million of 4.250% Notes due in May 2028 and $400 million of 4.500% Notes due in May 2033 (the “2023 Notes”). Proceeds from the issuance of the 2023 Notes, net of discounts and issuance costs, totaled $744.1 million. In 2022, long-term debt activity was minimal. In 2025, we expect our long-term debt repayments to approximate $600 million upon the maturity of $300 million of 0.900% Notes due in June 2025 and $300 million of 3.200% Notes due in August 2025.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 35

•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $1,084.8 million in 2024, $889.1 million in 2023 and $775.0 million in 2022. Dividends per share of Common Stock increased 23.0% to $5.480 per share in 2024 compared to $4.456 per share in 2023, while dividends per share of Class B Common Stock increased 23.0% in 2024. Details regarding our 2024 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	March 31, 2024	June 30, 2024	September 29, 2024	December 31, 2024
Dividends paid per share – Common stock	$1.370	$1.370	$1.370	$1.370
Dividends paid per share – Class B common stock	$1.245	$1.245	$1.245	$1.245
Total cash dividends paid	$273.4	$270.5	$270.4	$270.5
Declaration date	February 7, 2024	May 2, 2024	July 31, 2024	November 6, 2024
Record date	February 20, 2024	May 17, 2024	August 16, 2024	November 18, 2024
Payment date	March 15, 2024	June 14, 2024	September 16, 2024	December 16, 2024
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

In millions	2024	2023	2022
Milton Hershey School Trust repurchase (1)(2)	$—	$239.9	$203.4
Shares repurchased in the open market under pre-approved share repurchase programs (2)	400.0	—	—
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	$94.2	$25.0	$185.6
Cash used for total share repurchases (excluding excise tax)	$494.2	$264.9	$389.0
Total shares repurchased under pre-approved share repurchase programs	2.0	1.0	—
(1) In February 2023 and 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, pursuant to which the Company purchased 1,000,000 shares in 2023 and 2022 of the Company’s Common Stock from the School Trust at a price equal to $239.91 per share, for a total purchase price of $239.9 million in 2023. In 2022 the Company purchased the common stock at a price equal to $203.35 per share, for a total purchase price of $203.4 million. As a result of the 2023 share repurchase, our July 2018 share repurchase authorization program was completed.
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
•Proceeds from the exercise of stock options, including tax benefits. In 2024 we received $14.7 million from employee exercises of stock options and paid $32.8 million of employee taxes withheld from share-based awards.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 36

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

Financial Condition
At December 31, 2024, our cash and cash equivalents totaled $730.7 million. At December 31, 2023, our cash and cash equivalents totaled $401.9 million. Our cash and cash equivalents at the end of 2024 increased $328.8 million compared to the 2023 year-end balance as a result of the net uses of cash outlined in the previous discussion.
Approximately 80% of the balance of our cash and cash equivalents at December 31, 2024 was held by subsidiaries domiciled outside of the United States. A majority of this balance is distributable to the United States without material tax implications, such as withholding tax. We intend to continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.
We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity. Our total short- and long-term debt was $5.1 billion and $4.8 billion at December 31, 2024 and December 31, 2023, respectively. Our total debt increased in 2024 primarily due to an increase of $587 million in short-term debt, primarily driven by commercial paper, partially offset by the repayment of $300 million of 2.050% Notes due upon their maturity in November 2024.
As a source of short-term financing, we maintain a $1.35 billion unsecured revolving credit facility with the option to increase borrowings by an additional $500 million with the consent of the lenders. As of December 31, 2024, the termination date of this agreement is April 26, 2028, however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions. As of December 31, 2024, we had $204 million of available capacity under the agreement. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. We were in compliance with all covenants as of December 31, 2024.
In addition to the revolving credit facility, we maintain lines of credit in various currencies with domestic and international commercial banks. As of December 31, 2024, we had available capacity of $230 million under these lines of credit.
Furthermore, we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt securities. Proceeds from the debt issuances and any other offerings under the current registration statement may be used for general corporate requirements, including reducing existing borrowings, funding the repurchase of shares of our common stock, financing capital additions and funding contributions to our pension plans, future business acquisitions and working capital requirements.
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 37

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
Material Cash Requirements
The following table summarizes our future material cash requirements as of December 31, 2024:

	Payments due by Period
In millions of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt (primarily U.S. commercial paper)	$1,307.0	$1,307.0	$—	$—	$—
Long-term notes (excluding finance lease obligations)	3,743.6	600.0	693.6	650.0	1,800.0
Interest expense (1)	1,122.0	114.5	195.5	133.8	678.2
Operating lease obligations (2)	427.6	52.6	95.4	54.3	225.3
Finance lease obligations (3)	163.8	10.0	11.6	8.6	133.6
Unconditional purchase obligations (4)	1,777.7	1,143.4	510.6	27.4	96.3
Total obligations	$8,541.7	$3,227.5	$1,506.7	$874.1	$2,933.4
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
(4) Purchase obligations consist primarily of fixed commitments for the purchase of raw materials to be utilized in the normal course of business. Amounts presented include fixed price forward contracts and unpriced contracts that were valued using market prices as of December 31, 2024. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at year-end 2024, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Such amounts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 38

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
Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 39

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
Accrued Liabilities for Trade Promotion Activities
We promote our products with advertising, trade promotions and consumer incentives. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs and other direct marketing expenses as incurred. We recognize the costs of trade promotion and consumer incentive activities as a reduction to net sales along with a corresponding accrued liability based on estimates at the time of revenue recognition. These estimates are based on our analysis of the programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2024, 2023, and 2022, actual annual promotional costs have not deviated from the estimated amount by more than 3%. Our trade promotion and consumer incentive accrued liabilities totaled $221.3 million and $194.0 million at December 31, 2024 and 2023, respectively.
Pension and Other Post-Retirement Benefits Plans
We sponsor a number of defined benefit pension plans. The primary plan is The Hershey Retirement Plan for Salaried and Hourly Employees. This is a cash balance plan that provides pension benefits for most U.S. employees hired prior to January 1, 2007. We also sponsor two post-retirement benefit plans: health care and life insurance. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan is non-contributory.
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

Pension Plans
Changes in certain assumptions could significantly affect pension expense and benefit obligations, particularly the estimated long-term rate of return on plan assets and the discount rates used to calculate such obligations:

•Long-term rate of return on plan assets. The expected long-term rate of return is evaluated on an annual basis. We consider a number of factors when setting assumptions with respect to the long-term rate of return, including current and expected asset allocation and historical and expected returns on the plan asset categories. Actual asset allocations are regularly reviewed and periodically rebalanced to the targeted allocations when considered appropriate. Investment gains or losses represent the difference between the expected return estimated using the long-term rate of return and the actual return realized. For 2024, we increased the expected return on plan assets

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 40

assumption to 6.8% from the 6.7% assumption used during 2023. The historical average return (compounded annually) over the 20 years prior to December 31, 2024 was approximately 6.8%.

As of December 31, 2024, our plans had cumulative unrecognized investment and actuarial losses of approximately $165 million. We amortize the unrecognized net actuarial gains and losses in excess of the corridor amount, which is the greater of 10% of a respective plan’s projected benefit obligation or the fair market value of plan assets. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the expected long-term rate of investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations or (iii) other actuarial gains when actual plan experience is favorable as compared to the assumed experience. A 100 basis point decrease or increase in the long-term rate of return on pension assets would correspondingly increase or decrease annual net periodic pension benefit expense by approximately $7 million.

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
A 100 basis point decrease (increase) in the weighted-average pension discount rate would increase the annual net periodic pension benefit expense by approximately $5 million or decrease the annual net periodic pension benefit expense by $4 million, respectively, and the December 31, 2024 pension liability would increase by approximately $50 million or decrease by approximately $43 million, respectively.
Pension expense for defined benefit pension plans is expected to be approximately $13 million in 2025. Pension expense beyond 2025 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.
Other Post-Employment Benefit Plans
Changes in significant assumptions could affect consolidated expense and benefit obligations, particularly the discount rates used to calculate such obligations:
•Discount rate. The determination of the discount rate used to calculate the benefit obligations of the OPEB plans is discussed in the pension plans section above. A 100 basis point decrease (increase) in the discount rate assumption for these plans would not be material to the OPEB plans’ consolidated expense and the December 31, 2024 benefit liability would increase by approximately $9 million or decrease by approximately $7 million, respectively.
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 41

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

Results of Impairment Tests

At December 31, 2024, the net book value of our goodwill totaled $2.7 billion. As it relates to our 2024 annual testing performed at the beginning of the fourth quarter, we tested all of our reporting units using a qualitative assessment and determined that no quantitative testing was deemed necessary. Based on our testing, all of our reporting units had an excess fair value well over their respective carrying values. There were no other events or circumstances that would indicate that impairment may exist. We had no goodwill impairment charges in 2024, 2023 or 2022.

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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 42

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
Interest Rate Risk
The total amount of short-term debt, net of cash, amounted to net debt of $576 million and net debt of $318 million, respectively, at December 31, 2024 and 2023. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of December 31, 2024 would have changed interest expense by approximately $7.0 million for 2024 and $3.1 million for 2023.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at December 31, 2024 and December 31, 2023 by approximately $169 million and $203 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 43

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
A summary of foreign currency forward exchange contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2024		2023
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars
Foreign currency forward exchange contracts to purchase foreign currencies	$184.2	Euros Malaysian ringgit British pound	$88.8	Euros Malaysian ringgit British pound
Foreign currency forward exchange contracts to sell foreign currencies	$140.2	Canadian dollars Brazilian reals Japanese yen	$155.3	Canadian dollars Brazilian reals Japanese yen
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. At December 31, 2024 and 2023, the net fair value of these instruments was an asset of $0.7 million. In addition, assuming an unfavorable 10% change in year-end foreign currency exchange rates, the fair value of these instruments would have declined by $32.3 million and $20.2 million, respectively, generally offset by a reduction in foreign exchange associated with our transactional activities.

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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 44

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
Cocoa Products

During 2024, average cocoa futures contract prices increased 131.5% compared with 2023 based on the Intercontinental Exchange futures contract. The production forecast for the 2024 - 2025 season is up over 30% combined in Ghana and Ivory Coast, due to better weather and significantly improved farmer prices. Higher cocoa prices to the consumer has lowered consumption and a return to a surplus production environment is expected in the 2024 - 2025 growing season. The table below shows annual average cocoa futures prices and the highest and lowest monthly averages for each of the calendar years indicated. The prices reflect the monthly averages of the close prices of the nearest active futures trading contracts (second position) on the Intercontinental Exchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2024	2023	2022	2021	2020
Annual Average	$3.45	$1.49	$1.13	$1.14	$1.11
High	4.75	1.90	1.22	1.27	1.29
Low	1.99	1.19	1.06	1.04	1.00
Source: The Cocoa Merchants Association of America Inc.

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
Sugar
The price of sugar is subject to price supports under U.S. farm legislation, which establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the U.S. are currently higher than prices on the world sugar market. The U.S. delivered east coast refined sugar prices traded in a range of $0.56 to $0.62 per pound during 2024. Prices softened in 2024, driven by large domestic beet and cane crops, as well as overall healthy supply.
Corn Products
We use corn futures to price our corn sweetener product requirements. A projected record yield for the 2024 U.S. crop kept U.S. supplies healthy and drove prices down compared to 2023. Corn prices traded in the range from $3.90 to $4.85 per bushel during 2024. Corn sweetener prices remained consistent due to tight capacity utilization throughout the industry.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 45

Dairy Products
During 2024, prices for fluid dairy milk ranged from a low of $0.194 per pound to a high of $0.223 per pound, on a Class IV milk basis. Fluid dairy milk prices were higher than 2023 due to decreases in global milk production linked to HPAI avian flu virus and blue tongue virus which impacted herd in the U.S. and Europe, respectively.
Wheat Products
In 2024 we continued utilizing soft and hard wheat futures as a risk management tool for our flour purchasing. Improved U.S. wheat production across the aggregate classes combined with weak global demand has resulted in lower prices across the calendar year. Hard wheat prices traded in the range of $5.35 to $7.45 per bushel during 2024, while soft wheat prices traded in the range of $5.25 to $7.21 per bushel during 2024.
Peanuts and Almonds
Peanut prices in the U.S. ranged from a low of $0.57 per pound to a high of $0.71 per pound during 2024. Prices in 2024 averaged slightly higher than 2023, primarily driven by increased export demand in the first half of the year. Almond prices traded in the range of $2.15 per pound to $2.90 per pound during 2024. Prices in 2024 averaged higher than 2023, driven by a smaller crop size and lower availability of small sized almonds.
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
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $667.4 million as of December 31, 2024 and $94.9 million as of December 31, 2023. At the end of 2024, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2024 by $1.0 million, generally offset by a reduction in the cost of the underlying commodity purchases.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 46

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hershey Company (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 48

Valuation of Accrued Liabilities for Trade Promotion Activities

Description of the Matter
The unsettled portion of the Company’s obligation for trade promotion activities at December 31, 2024 was $221.3 million. As discussed in Note 1 of the consolidated financial statements, the Company promotes its products through programs such as, but not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. The Company recognizes the estimated costs of these trade promotion activities as a component of variable consideration when determining the transaction price. The unsettled portion of the Company’s obligation for trade promotion activities is included in accrued liabilities in the consolidated balance sheet.

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

Philadelphia, Pennsylvania
February 18, 2025
.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company

Opinion on Internal Control Over Financial Reporting

We have audited The Hershey Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hershey Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquisition of the Sour Strips brand from Actual Candy, LLC (“Sour Strips”) on November 8, 2024, which is included in the 2024 consolidated financial statements of the Company and constituted less than 1% of total assets as of December 31, 2024 and less than 1% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Sour Strips.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 50

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 18, 2025

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 51

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

For the years ended December 31,	2024	2023	2022
Net sales	$11,202,263	$11,164,992	$10,419,294
Cost of sales	5,901,375	6,167,176	5,920,509
Gross profit	5,300,888	4,997,816	4,498,785
Selling, marketing and administrative expense	2,373,621	2,436,508	2,236,009
Business realignment costs	29,035	441	1,989
Operating profit	2,898,232	2,560,867	2,260,787
Interest expense, net	165,655	151,785	137,557
Other (income) expense, net	258,641	237,218	206,159
Income before income taxes	2,473,936	2,171,864	1,917,071
Provision for income taxes	252,697	310,077	272,254
Net income	$2,221,239	$1,861,787	$1,644,817

Net income per share—basic:
Common stock	$11.22	$9.31	$8.22
Class B common stock	$10.20	$8.52	$7.47

Net income per share—diluted:
Common stock	$10.92	$9.06	$7.96
Class B common stock	$10.18	$8.50	$7.45

Dividends paid per share:
Common stock	$5.480	$4.456	$3.874
Class B common stock	$4.980	$4.050	$3.522

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 52

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2024			2023			2022
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$2,221,239			$1,861,787			$1,644,817
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$(90,036)	$—	(90,036)	$22,659	$—	22,659	$(10,340)	$—	(10,340)
Pension and post-retirement benefit plans:
Net actuarial (loss) gain	(18,617)	4,252	(14,365)	(39,454)	9,191	(30,263)	(32,970)	7,481	(25,489)
Reclassification to earnings	25,055	(5,988)	19,067	28,612	(6,895)	21,717	31,009	(7,392)	23,617
Cash flow hedges:
(Losses) gains on cash flow hedging derivatives	11,036	(5,989)	5,047	954	(30)	924	2,056	(74)	1,982
Reclassification to earnings	3,931	2,544	6,475	10,866	(3,648)	7,218	10,200	(3,088)	7,112
Total other comprehensive income (loss), net of tax	$(68,631)	$(5,181)	(73,812)	$23,637	$(1,382)	22,255	$(45)	$(3,073)	(3,118)
Comprehensive income			$2,147,427			$1,884,042			$1,641,699

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 53

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

December 31,	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$730,746	$401,902
Accounts receivable—trade, net	800,402	823,617
Inventories	1,254,094	1,340,996
Prepaid expenses and other	974,215	345,588
Total current assets	3,759,457	2,912,103
Property, plant and equipment, net	3,458,853	3,309,678
Goodwill	2,705,753	2,696,050
Other intangibles	1,873,866	1,879,229
Other non-current assets	1,111,867	1,061,427
Deferred income taxes	37,065	44,454
Total assets	$12,946,861	$11,902,941
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,159,177	$1,086,183
Accrued liabilities	807,341	867,815
Accrued income taxes	51,036	29,457
Short-term debt	1,306,976	719,839
Current portion of long-term debt	604,965	305,058
Total current liabilities	3,929,495	3,008,352
Long-term debt	3,190,210	3,789,132
Other long-term liabilities	688,259	660,673
Deferred income taxes	424,243	345,698
Total liabilities	8,232,207	7,803,855

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2024 and 2023	—	—
Common stock, shares issued: 166,939,511 in 2024 and 2023	166,939	166,939
Class B common stock, shares issued: 54,613,514 in 2024 and 2023	54,614	54,614
Additional paid-in capital	1,377,226	1,345,580
Retained earnings	5,698,316	4,562,263
Treasury—common stock shares, at cost: 19,169,956 in 2024 and 17,160,099 in 2023	(2,278,551)	(1,800,232)
Accumulated other comprehensive loss	(303,890)	(230,078)
Total stockholders’ equity	4,714,654	4,099,086
Total liabilities and stockholders’ equity	$12,946,861	$11,902,941

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 54

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended December 31,	2024	2023	2022
Operating Activities
Net income	$2,221,239	$1,861,787	$1,644,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	455,255	419,815	378,959
Stock-based compensation expense	44,414	81,021	65,991
Deferred income taxes	73,235	16,233	36,889
Write-down of equity investments	243,311	210,484	188,286
Unrealized gains on derivative contracts	(513,800)	—	—
Other	76,604	103,287	120,818
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	4,456	(102,080)	(38,165)
Inventories	68,831	(157,153)	(186,963)
Prepaid expenses and other current assets	(89,809)	(22,444)	(14,507)
Accounts payable and accrued liabilities	28,901	50,234	216,479
Accrued income taxes	(17,093)	(32,481)	5,005
Contributions to pension and other benefit plans	(15,599)	(27,581)	(78,547)
Other assets and liabilities	(48,349)	(77,932)	(11,225)
Net cash provided by operating activities	2,531,596	2,323,190	2,327,837
Investing Activities
Capital additions (including software)	(605,942)	(771,109)	(519,481)
Equity investments in tax credit qualifying partnerships	(285,499)	(256,815)	(275,534)
Business acquisitions, net of cash and cash equivalents acquired	(75,500)	(165,818)	—
Other investing activities	6,627	(4,934)	7,639
Net cash used in investing activities	(960,314)	(1,198,676)	(787,376)
Financing Activities
Net increase (decrease) in short-term debt	607,006	26,049	(245,633)
Long-term borrowings, net of debt issuance costs	—	744,092	—
Repayment of long-term debt and finance leases	(306,359)	(755,414)	(4,741)
Cash dividends paid	(1,084,802)	(889,071)	(775,030)
Repurchase of common stock	(494,191)	(264,913)	(388,964)
Exercise of stock options	14,663	26,015	34,158
Taxes withheld and paid on employee stock awards	(32,818)	(35,009)	(35,515)
Net cash used in financing activities	(1,296,501)	(1,148,251)	(1,415,725)
Effect of exchange rate changes on cash and cash equivalents	54,063	(38,250)	9,887
Increase (decrease) in cash and cash equivalents	328,844	(61,987)	134,623
Cash and cash equivalents, beginning of period	401,902	463,889	329,266
Cash and cash equivalents, end of period	$730,746	$401,902	$463,889
Supplemental Disclosure
Interest paid	$179,777	$160,729	$131,757
Income taxes paid	201,799	303,942	221,321

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 55

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2022	$—	$160,939	$60,614	$1,260,331	$2,719,936	$(1,195,376)	$(249,215)	$2,757,229
Net income					1,644,817			1,644,817
Other comprehensive loss							(3,118)	(3,118)
Dividends (including dividend equivalents):
Common Stock, $3.874 per share					(567,839)			(567,839)
Class B Common Stock, $3.522 per share					(207,133)			(207,133)
Stock-based compensation				65,909				65,909
Conversion of Class B Common Stock into Common Stock		2,500	(2,500)					—
Exercise of stock options and incentive-based transactions				(29,668)		28,311		(1,357)
Repurchase of common stock						(388,964)		(388,964)
Balance, December 31, 2022	—	163,439	58,114	1,296,572	3,589,781	(1,556,029)	(252,333)	3,299,544
Net income					1,861,787			1,861,787
Other comprehensive income							22,255	22,255
Dividends (including dividend equivalents):
Common Stock, $4.456 per share					(663,410)			(663,410)
Class B Common Stock, $4.050 per share					(225,895)			(225,895)
Conversion of Class B Common Stock into Common Stock		3,500	(3,500)					—
Stock-based compensation				81,130				81,130
Exercise of stock options and incentive-based transactions				(32,122)		23,128		(8,994)
Repurchase of common stock						(267,331)		(267,331)
Balance, December 31, 2023	—	166,939	54,614	1,345,580	4,562,263	(1,800,232)	(230,078)	4,099,086
Net income					2,221,239			2,221,239
Other comprehensive income (loss)				25,317			(73,812)	(48,495)
Dividends (including dividend equivalents):
Common Stock, $5.480 per share					(813,211)			(813,211)
Class B Common Stock, $4.980 per share					(271,975)			(271,975)
Stock-based compensation				45,091				45,091
Exercise of stock options and incentive-based transactions				(38,762)		20,607		(18,155)
Repurchase of common stock (including excise tax)						(498,926)		(498,926)
Balance, December 31, 2024	$—	$166,939	$54,614	$1,377,226	$5,698,316	$(2,278,551)	$(303,890)	$4,714,654

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 56

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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 57

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
associated with these programs and incentives are based upon our analysis of the programs offered, expectations regarding customer and consumer participation, historical sales and payment trends, and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2024, 2023 and 2022, actual promotional costs have not deviated from the estimated amount by more than 3%. The Company’s unsettled portion remaining in accrued liabilities at year-end for these activities was $221,275 and $194,032 at December 31, 2024 and 2023, respectively.
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
In 2024, 2023 and 2022, approximately 27%, 28% and 28%, respectively, of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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
Selling, Marketing and Administrative Expense
Selling, marketing and administrative expense (“SM&A”) represents costs incurred in generating revenues and in managing our business. Such costs include advertising and other marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, amortization of capitalized software and intangible assets and depreciation of administrative facilities.  Research and development costs, charged to expense as incurred, totaled $55,798 in 2024, $50,030 in 2023 and $46,943 in 2022. Advertising expense is also charged to expense as incurred and totaled $600,094 in 2024, $604,853 in 2023 and $517,677 in 2022. Prepaid advertising expense was $1,351 as of December 31, 2024. There was no prepaid advertising expense as of December 31, 2023.
Cash Equivalents
Cash equivalents consist of highly liquid debt instruments, time deposits and money market funds with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount.
Accounts Receivable—Trade
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of current and projected economic conditions. Our primary concentration of credit risk is associated with McLane Company, Inc., one customer served principally by our North America Confectionery segment. As of December 31, 2024, McLane Company, Inc. accounted for approximately 23% of our total accounts receivable. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts receivable-trade in the Consolidated Balance Sheets is presented net of allowances for bad debts and anticipated discounts of $40,487 and $31,663 at December 31, 2024 and 2023, respectively.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 58

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Inventories
Inventories are valued at the lower of cost or net realizable value, adjusted for the value of inventory that is estimated to be excess, obsolete or otherwise unsaleable. As of December 31, 2024, approximately 75% of our inventories, representing the majority of our United States (“U.S.”) inventories, were valued under the last-in, first-out (“LIFO”) method. For the remainder of our inventories in the U.S. and inventories for our international businesses, cost is determined by either first-in, first-out ("FIFO") or average cost. LIFO cost of inventories valued using the LIFO method was $945,335 as of December 31, 2024 and $741,040 as of December 31, 2023. The adjustment to LIFO, as shown in Note 19, approximates the excess of replacement cost over the stated LIFO inventory value. The net impact of LIFO liquidations during 2024 was $32,139. The net impact of LIFO acquisitions and liquidations was not material to 2023 or 2022.
Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, as follows: 3 to 15 years for machinery and equipment; and 25 to 40 years for buildings and related improvements. At December 31, 2024 and December 31, 2023, property, plant and equipment included assets under finance lease arrangements with net book values totaling $62,484 and $69,863, respectively. Total depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $292,170, $265,604 and $253,582, respectively, and included depreciation on assets recorded under finance lease arrangements. Maintenance and repairs are expensed as incurred. We capitalize applicable interest charges incurred during the construction of new facilities and production lines and amortize these costs over the assets’ estimated useful lives.
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
The unamortized amount of capitalized software totaled $367,087 and $360,205 at December 31, 2024 and 2023, respectively. We amortize software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. Accumulated amortization of capitalized software was $476,611 and $395,410 as of 2024 and 2023, respectively. Such amounts are recorded within other assets in the Consolidated Balance Sheets.
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 59

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
Supplier Finance Program Obligations
We have agreements with two third-party financial institutions to facilitate a supplier finance program which allows qualifying suppliers to sell their receivables from the Company to the financial institution. These participating suppliers negotiate their outstanding receivable arrangements directly with the financial institution, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Once a qualifying supplier elects to participate in the supplier finance program and reaches an agreement with a financial institution, they elect which individual Company invoices they sell to the financial institution. However, all Company payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The financial institution pays the supplier on the invoice due date for any invoices that were not previously sold under the supplier finance program. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. The rollforward of the Company’s outstanding obligations confirmed as valid under its supplier finance program, which are included in Accounts Payable in the Consolidated Balance Sheets, for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Supplier finance program obligations outstanding at beginning of the year	$149,261	$105,293
Invoice amounts added during the year	860,250	585,872
Invoice amounts paid during the year	(794,389)	(541,904)
Supplier finance program obligations outstanding at end of the year	$215,122	$149,261

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 60

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Currency Translation
The financial statements of our foreign entities with functional currencies other than the U.S. dollar are translated into U.S. dollars, with the resulting translation adjustments recorded as a component of other comprehensive income (loss). Assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, while income and expense items are translated using the average exchange rates during the period. In 2024, the Company recorded a reclassification related to foreign currency between additional paid-in capital and other comprehensive income (loss). This adjustment did not have a material impact on our consolidated financial statements.

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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), an amount for other segment items with a description of the composition, and disclosure of the title and position of the CODM. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted the provisions of this ASU in the fourth quarter of 2024 and applied the provisions retrospectively to each period presented in the consolidated financial statements. Adoption of the new standard did not have a material impact on our consolidated financial statements.
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 61

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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. This ASU should be applied prospectively to business combinations occurring on or after the date of adoption. As a result, we adopted the provisions of this ASU in the first quarter of 2023, and was applied to acquisitions since the date of adoption.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive
Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disclose certain additional expense information including, among other items, purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each Consolidated Statement of Income expense caption. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the update should be applied on a prospective basis, with a retrospective application permitted in the financial statements. We are currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 62

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

2024 Activity
Sour Strips
On November 8, 2024, we completed the acquisition of the Sour Strips brand from Actual Candy, LLC. Sour Strips is an emerging sour candy brand and is available in a wide range of food distribution channels in the United States. The initial cash consideration paid for Sour Strips was deemed immaterial and consisted of cash on hand and short-term borrowings; however, the Company may be required to pay additional contingent consideration if certain defined targets are met over a multi-year period. Acquisition-related costs for the Sour Strips acquisition were immaterial.

The acquisition has been accounted for as a business combination and, accordingly, Sour Strips has been included within the North America Confectionery segment from the date of acquisition. The purchase consideration, inclusive of the acquisition date fair value of the contingent consideration, was allocated to minimal net assets acquired, goodwill and other intangible assets. The purchase price allocation is preliminary as we are in the process of evaluating additional information necessary to finalize the valuation of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, post-closing adjustments to the working capital acquired. The final fair value determination is not expected to result in material adjustments to our preliminary purchase price allocation, including other intangible assets and goodwill. We expect to finalize the purchase price allocation by mid-2025.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired (including the identifiable intangible assets). The goodwill derived from this acquisition is expected to be deductible for tax purposes and reflects the value of leveraging our brand building expertise, commercial capabilities and retail relationships to accelerate growth.

Other intangible assets include trademarks valued at $41,800 and customer relationships valued at $41,300. Trademarks were assigned an estimated useful life of 22 years and customer relationships were assigned estimated useful lives ranging from 14 to 16 years.
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 63

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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by segment for the years ended December 31, 2024 and 2023 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Goodwill	$2,023,403	$571,770	$374,131	$2,969,304
Accumulated impairment loss	(4,973)	—	(357,375)	(362,348)
Balance at January 1, 2023	2,018,430	571,770	16,756	2,606,956
Acquired during the period	—	85,231	—	85,231
Foreign currency translation	2,401	—	1,462	3,863
Balance at December 31, 2023	2,020,831	657,001	18,218	2,696,050
Acquired during the period (see Note 2)	20,723	—	—	20,723
Foreign currency translation	(8,697)	—	(2,323)	(11,020)
Balance at December 31, 2024	$2,032,857	$657,001	$15,895	$2,705,753

We had no goodwill impairment charges in 2024, 2023 or 2022.
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

December 31,	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,721,159	$(282,819)	$1,703,029	$(249,947)
Customer-related	552,594	(151,409)	513,910	(123,282)
Patents	7,579	(7,579)	8,233	(8,233)
Total	2,281,332	(441,807)	2,225,172	(381,462)

Intangible assets not subject to amortization:
Trademarks	34,341		35,519
Total other intangible assets	$1,873,866		$1,879,229

Total amortization expense for the years ended December 31, 2024, 2023 and 2022 was $84,640, $88,771 and $79,690, respectively.
Amortization expense for the next five years, based on current intangible asset balances, is estimated to be as follows:

Year ending December 31,	2025	2026	2027	2028	2029
Amortization expense	$82,221	$82,174	$81,081	$81,081	$79,553

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 64

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
The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1.0 at the end of each fiscal quarter. The credit agreement also contains customary representations, warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2024, we are in compliance with all affirmative and negative covenants and the financial covenant pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $391,279 at December 31, 2024 and $411,553 at December 31, 2023. These lines permit us to borrow at the respective banks’ prime commercial interest rates, or lower. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	December 31, 2024	December 31, 2023
Short-term foreign bank borrowings against lines of credit	$161,364	$192,278
U.S. commercial paper	1,145,612	527,561
Total short-term debt	$1,306,976	$719,839
Weighted average interest rate on outstanding commercial paper	4.5%	5.4%
The maximum amount of short-term borrowings outstanding during 2024 and 2023 was $1,321,274 and $859,773, respectively. The weighted-average interest rate on short-term borrowings outstanding was 4.8% as of December 31, 2024 and 5.8% as of December 31, 2023.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 65

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Long-term Debt
Long-term debt consisted of the following:

December 31,	Maturity Date	2024	2023
2.050% Notes (1)	November 15, 2024	—	300,000
0.900% Notes	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
4.250% Notes (2)	May 4, 2028	350,000	350,000
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes	June 1, 2030	350,000	350,000
4.500% Notes (2)	May 4, 2033	400,000	400,000
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		73,802	76,385
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(22,266)	(25,834)
Total long-term debt		3,795,175	4,094,190
Less—current portion		604,965	305,058
Long-term portion		$3,190,210	$3,789,132
(1) In November 2024, we repaid $300,000 of 2.050% Notes due upon their maturity.
(2) During the second quarter of 2023, we issued $350,000 of 4.250% Notes due in May 2028 and $400,000 of 4.500% Notes due in May 2033 (together, the “2023 Notes”). Proceeds from the issuance of the 2023 Notes, net of discounts and issuance costs, totaled $744,092. The 2023 Notes were issued under a shelf registration on Form S-3 filed in May 2021 that registered an indeterminate amount of debt securities.
Aggregate annual maturities of our long-term Notes (excluding finance lease obligations and net impact of interest rate swaps, debt issuance costs and unamortized debt discounts) are as follows for the years ending December 31:

2025	$600,000
2026	500,000
2027	193,639
2028	350,000
2029	300,000
Thereafter	1,800,000
Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 66

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Interest Expense
Net interest expense consists of the following:

For the years ended December 31,	2024	2023	2022
Interest expense	$194,240	$176,066	$148,226
Capitalized interest	(19,923)	(14,555)	(8,131)
Interest expense	174,317	161,511	140,095
Interest income	(8,662)	(9,726)	(2,538)
Interest expense, net	$165,655	$151,785	$137,557
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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $667,421 as of December 31, 2024 and $94,917 as of December 31, 2023.
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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $79,028 at December 31, 2024 and $80,068 at December 31, 2023. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $123,014 at December 31, 2024 and $13,665 at December 31, 2023. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 67

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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in SM&A expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at December 31, 2024 and 2023 was $30,524 and $22,867, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of December 31, 2024 and 2023:

December 31,	2024		2023
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$8,598	$3,280	$1,219	$1,670

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	514,623	14,321	66	679
Deferred compensation derivatives	460	—	2,343	—
Foreign exchange contracts	164	4,800	1,123	—
	515,247	19,121	3,532	679
Total	$523,845	$22,401	$4,751	$2,349

(1)Derivatives assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of December 31, 2024, amounts reflected on a net basis in assets were assets of $533,115 and liabilities of $32,998, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period and the fair value of options contracts based on quoted market prices. The comparable amounts reflected on a net basis in liabilities at December 31, 2023 were assets of $29,881 and liabilities of $30,493. At December 31, 2024 and 2023, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 68

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2024 and 2023 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from AOCI into income (b)
	2024	2023	2024	2023	2024	2023
Commodities futures and options	$509,870	$(53,085)	$—	$—	$—	$—
Foreign exchange contracts	(4,781)	1,111	11,036	(4,860)	5,268	(1,150)
Interest rate swap agreements	—	—	—	5,814	(9,199)	(9,716)
Deferred compensation derivatives	4,772	4,119	—	—	—	—
Total	$509,861	$(47,855)	$11,036	$954	$(3,931)	$(10,866)

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
The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $4,088 as of December 31, 2024. This amount is primarily associated with interest rate swap agreements.
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

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 69

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2024 and 2023:

	Assets / Liabilities
	Level 1	Level 2	Level 3	Total
December 31, 2024:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$8,761	$—	$8,761
Deferred compensation derivatives (2)	—	460	—	460
Commodities futures and options (3)	514,623	—	—	514,623
Liabilities:
Foreign exchange contracts (1)	—	8,080	—	8,080
Commodities futures and options (3)	14,321	—	—	14,321
December 31, 2023:
Assets:
Foreign exchange contracts (1)	$—	$2,342	$—	$2,342
Deferred compensation derivatives (2)	—	2,343	—	2,343
Commodities futures and options (3)	66	—	—	66
Liabilities:
Foreign exchange contracts (1)	—	1,670	—	1,670
Commodities futures and options (3)	679	—	—	679
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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of December 31, 2024 and December 31, 2023 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issuances and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
At December 31,	2024	2023	2024	2023
Current portion of long-term debt	$597,547	$297,842	$604,965	$305,058
Long-term debt	2,734,322	3,413,411	3,190,210	3,789,132
Total	$3,331,869	$3,711,253	$3,795,175	$4,094,190

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 70

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
2024 Activity
In connection with the acquisition of Sour Strips in 2024, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and the relief-from-royalty, a form of the multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Additionally, we estimated the fair value of the contingent consideration using a Monte Carlo simulation model.
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
The components of lease expense were as follows:

Lease expense	Classification	2024	2023
Operating lease cost	Cost of sales or SM&A (1)	$53,141	$48,577
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	9,017	8,140
Interest on lease liabilities	Interest expense, net	4,702	4,593
Net lease cost (2)		$66,860	$61,310
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 71

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Information regarding our lease terms and discount rates were as follows:

	2024	2023
Weighted-average remaining lease term (years)
Operating leases	12.4	14.4
Finance leases	25.9	25.9

Weighted-average discount rate
Operating leases	3.7%	3.5%
Finance leases	6.3%	6.2%
Supplemental balance sheet information related to leases were as follows:

Leases	Classification	2024	2023
Assets
Operating lease ROU assets	Other non-current assets	$337,739	$307,976

Finance lease ROU assets, at cost	Property, plant and equipment, gross	87,999	89,335
Accumulated amortization	Accumulated depreciation	(25,515)	(19,472)
Finance lease ROU assets, net	Property, plant and equipment, net	62,484	69,863

Total leased assets		$400,223	$377,839

Liabilities
Current
Operating	Accrued liabilities	$40,636	$34,494
Finance	Current portion of long-term debt	5,666	5,900
Non-current
Operating	Other long-term liabilities	304,767	277,089
Finance	Long-term debt	68,136	70,485
Total lease liabilities		$419,205	$387,968

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 72

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The maturity of our lease liabilities as of December 31, 2024 were as follows:

	Operating leases	Finance leases	Total
2025	$52,557	$9,951	$62,508
2026	48,923	6,824	55,747
2027	46,511	4,796	51,307
2028	28,973	4,366	33,339
2029	25,375	4,231	29,606
Thereafter	225,278	133,638	358,916
Total lease payments	427,617	163,806	591,423
Less: Imputed interest	82,214	90,004	172,218
Total lease liabilities	$345,403	$73,802	$419,205

Supplemental cash flow and other information related to leases were as follows:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48,757	$45,176
Operating cash flows from finance leases	$4,702	$4,593
Financing cash flows from finance leases	$6,507	$5,381

ROU assets obtained in exchange for lease liabilities:
Operating leases	$71,804	$18,469
Finance leases	$3,875	$7,448
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

Both equity method investments and cost, less impairment, investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates was $212,928 and $207,177 as of December 31, 2024 and December 31, 2023, respectively.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 73

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies.
Advancing Agility & Automation Initiative
On February 2, 2024, the Board of Directors of the Company approved a multi-year productivity initiative (“Advancing Agility & Automation Initiative” or “AAA Initiative”) to improve supply chain and manufacturing-related spend, optimize selling, general and administrative expenses, leverage new technology and business models to further simplify and automate processes, and generate long-term savings.
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
Since inception through December 31, 2024, we recognized total costs associated with the AAA Initiative of $117,536. These charges predominantly included employee severance and related separation benefits related to workforce reductions and third-party costs supporting the design and implementation of the new organizational structure, as well as technology capability costs. The costs and related benefits of the AAA Initiative predominantly relates to the North America Confectionery segment and Corporate. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
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
For the years ended December 31, 2023 and 2022, we recognized total costs associated with the International Optimization Program of $3,440 and $4,417, respectively. These charges predominantly included third-party charges in support of our initiative to transform our China operating model, as well as severance and employee benefit costs. Since inception, we have incurred pre-tax charges to execute the program totaling $53,799.
Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

For the years ended December 31,	2024	2023	2022
Cost of sales	$12,168	$527	$3
Selling, marketing and administrative expense	76,333	2,472	2,425
Business realignment costs	29,035	441	1,989
Costs associated with business realignment activities	$117,536	$3,440	$4,417

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 74

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Costs recorded by program in 2024, 2023 and 2022 related to these activities were as follows:

For the years ended December 31,	2024	2023	2022
Advancing Agility & Automation Initiative:
Severance and employee benefit costs	$29,035	$—	$—
Other program costs	88,501	—	—
International Optimization Program:
Severance and employee benefit costs	$—	$441	$2,001
Other program costs	—	2,999	2,416
Total	$117,536	$3,440	$4,417
The following table presents the liability activity for costs qualifying as exit and disposal costs for the year ended December 31, 2024:

Total
Liability balance at December 31, 2023 (1)	$—
2024 business realignment charges (2)	29,035
Cash payments	(18,618)
Liability balance at December 31, 2024 (1)	$10,417
(1)The liability balances reflected above are reported within accrued liabilities and other long-term liabilities.
(2)The costs reflected in the liability roll-forward represent employee-related charges.
10. INCOME TAXES
The components of income before income taxes were as follows:

For the years ended December 31,	2024	2023	2022
Domestic	$1,796,428	$1,832,771	$1,816,622
Foreign	677,508	339,093	100,449
Income before income taxes	$2,473,936	$2,171,864	$1,917,071

The components of our provision for income taxes were as follows:

For the years ended December 31,	2024	2023	2022
Current:
Federal	$23,345	$141,753	$121,968
State	85,746	83,802	85,741
Foreign	70,371	68,289	27,656
	179,462	293,844	235,365
Deferred:
Federal	21,223	28,191	34,848
State	3,616	(9,531)	3,393
Foreign	48,396	(2,427)	(1,352)
	73,235	16,233	36,889
Total provision for income taxes	$252,697	$310,077	$272,254

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 75

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The significant temporary differences that comprised the deferred tax assets and liabilities are as follows:

December 31,	2024	2023
Deferred tax assets:
Post-retirement benefit obligations	$23,503	$24,969
Accrued expenses and other reserves	83,263	85,601
Stock-based compensation	16,656	21,656
Derivative instruments	—	12,268
Lease liabilities	98,915	90,405
Accrued trade promotion reserves	18,706	18,796
Net operating loss carryforwards	98,159	110,342
Capital loss carryforwards	8,002	—
Other	87,525	83,011
Gross deferred tax assets	434,729	447,048
Valuation allowance	(117,239)	(114,149)
Total deferred tax assets	317,490	332,899
Deferred tax liabilities:
Property, plant and equipment, net	295,911	271,465
Acquired intangibles	254,884	228,711
Lease ROU assets	78,852	71,150
Inventories	10,736	13,250
Derivative instruments	37,558	—
Pension	8,440	10,001
Other	18,287	39,566
Total deferred tax liabilities	704,668	634,143
Net deferred tax liabilities	$(387,178)	$(301,244)
Included in:
Non-current deferred tax assets, net	$37,065	$44,454
Non-current deferred tax liabilities, net	(424,243)	(345,698)
Net deferred tax liabilities	$(387,178)	$(301,244)

Changes in deferred taxes were primarily due to acquired intangibles, derivative instruments and accelerated tax depreciation on property, plant and equipment.

The valuation allowances as of December 31, 2024 and 2023 were primarily related to various foreign jurisdictions' net operating loss carryforwards and other deferred tax assets that we do not expect to realize.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 76

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table reconciles the federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	2.4	2.8	3.2
Foreign rate differences	(1.2)	(1.0)	(0.1)
Historic and solar tax credits	(9.4)	(9.5)	(9.9)
Tax contingencies	(1.6)	1.1	0.4
Stock compensation	(0.2)	(0.5)	(0.7)
Other, net	(0.8)	0.4	0.3
Effective income tax rate	10.2%	14.3%	14.2%
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2024	2023
Balance at beginning of year	$149,625	$148,345
Additions for tax positions taken during prior years	7,207	11,567
Reductions for tax positions taken during prior years	(4,913)	(26)
Additions for tax positions taken during the current year	9,339	6,194
Settlements	(201)	(9,838)
Expiration of statutes of limitations	(43,479)	(6,617)
Balance at end of year	$117,578	$149,625
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $88,230 as of December 31, 2024 and $122,706 as of December 31, 2023.
We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net tax benefit of $7,068 in 2024, and a net tax expense of $12,027 and $4,862 in 2023 and 2022, respectively, for interest and penalties. Accrued net interest and penalties were $30,286 as of December 31, 2024 and $37,355 as of December 31, 2023.
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
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $5,462 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
As of December 31, 2024, we had approximately $1.1 billion of undistributed earnings of our international subsidiaries. We continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing, such as withholding tax, for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings beyond the one-time U.S. repatriation tax due under the 2017 Tax Cuts and Jobs Act.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 77

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Organization for Economic Cooperation Development
The Organization for Economic Cooperation and Development (“OECD”) introduced Global Anti-Base Erosion and Profit Shifting Pillar Two regulations which aim to ensure that multi-national entities that exceed the threshold revenue levels are subject to a minimum effective tax rate of 15% in jurisdictions where they operate. Numerous countries, including European Union member states, have enacted, or are expected to enact, related legislation with general implementation of a global minimum tax as of January 1, 2025. The Company is subject to OECD Pillar Two regulations, which may result in additional tax liabilities in jurisdictions where the effective tax rate falls below the 15% threshold. The Company has evaluated and will continue to monitor the impact of these new rules but does not anticipate that they will have a material impact on the Company’s effective tax rate.
Investments in Partnerships Qualifying for Tax Credits
We invest in partnerships which make equity investments in projects eligible to receive federal historic and energy tax credits. The investments are accounted for under the equity method and reported within other non-current assets in our Consolidated Balance Sheets. The tax credits, when realized, are recognized as a reduction of tax expense under the flow-through method, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. For the years ended December 31, 2024, 2023 and 2022 we recognized investment tax credits and related outside basis difference benefits totaling $300,597, $251,827 and $228,819, respectively, and we wrote-down the equity investment by $243,311, $210,484 and $188,286, respectively, to reflect the realization of these benefits. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).
11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
We sponsor a number of defined benefit pension plans. The primary plan is The Hershey Retirement Plan for Salaried and Hourly Employees. This is a cash balance plan that provides pension benefits for most U.S. employees hired prior to January 1, 2007. We also sponsor two post-retirement benefit plans: health care and life insurance. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan is non-contributory.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 78

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Obligations and Funded Status
A summary of the changes in benefit obligations, plan assets and funded status of these plans is as follows:

	Pension Benefits		Other Benefits
December 31,	2024	2023	2024	2023
Change in benefit obligation
Projected benefit obligation at beginning of year	$822,035	$830,285	$100,311	$164,889
Service cost	15,323	14,991	131	221
Interest cost	38,675	41,205	4,852	7,171
Actuarial (gain) loss	(5,337)	23,187	4,845	38,789
Curtailment	—	—	—	(740)
Settlement	(64,665)	(66,132)	—	(88,689)
Currency translation and other	(5,008)	2,466	(2,143)	(324)
Benefits paid	(22,341)	(23,967)	(12,033)	(21,006)
Projected benefit obligation at end of year	778,682	822,035	95,963	100,311
Change in plan assets
Fair value of plan assets at beginning of year	836,843	848,432	—	—
Actual return on plan assets	30,626	70,096	—	—
Employer contributions	3,566	6,576	12,033	21,006
Settlement	(64,665)	(66,132)	—	(88,689)
Annuity purchase	—	—	—	88,689
Currency translation and other	(4,052)	1,838	—	—
Benefits paid	(22,341)	(23,967)	(12,033)	(21,006)
Fair value of plan assets at end of year	779,977	836,843	—	—
Funded status at end of year	$1,295	$14,808	$(95,963)	$(100,311)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$41,298	$48,506	$—	$—
Accrued liabilities	(6,166)	(4,749)	(8,957)	(9,593)
Other long-term liabilities	(33,837)	(28,949)	(87,006)	(90,718)
Total	$1,295	$14,808	$(95,963)	$(100,311)

Amounts recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial net (loss) gain	$(117,030)	$(129,184)	$(10,903)	$(7,704)
Net prior service credit	4,631	8,561	1,205	527
Net amounts recognized in AOCI	$(112,399)	$(120,623)	$(9,698)	$(7,177)
The projected benefit obligation during 2024 was impacted by actuarial gain of $5,337 which was mainly the result of the discount rate assumption increasing from 5.1% at December 31, 2023 to 5.5% at December 31, 2024. The accumulated benefit obligation for all defined benefit pension plans was $753,886 as of December 31, 2024 and $789,257 as of December 31, 2023.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 79

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2024	2023
Projected benefit obligation	$46,812	$40,278
Accumulated benefit obligation	41,853	33,812
Fair value of plan assets	7,138	6,695
Plans with projected benefit obligations in excess of plan assets were as follows:

December 31,	2024	2023
Projected benefit obligation	$49,539	$84,416
Accumulated benefit obligation	42,897	71,046
Fair value of plan assets	9,536	50,718
Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2024	2023	2022	2024	2023	2022
Amounts recognized in net periodic benefit cost
Service cost	$15,323	$14,991	$17,500	$131	$221	$302
Interest cost	38,675	41,205	30,491	4,852	7,171	4,603
Expected return on plan assets	(51,193)	(48,978)	(47,637)	—	—	—
Amortization of prior service credit	(5,493)	(5,658)	(5,651)	(151)	(50)	—
Amortization of net (gain) loss	15,248	19,846	16,060	557	(966)	(92)
Curtailment credit	—	—	—	—	(740)	—
Settlement loss	14,894	15,254	20,692	—	926	—
Total net periodic benefit cost	$27,454	$36,660	$31,455	$5,389	$6,562	$4,813

Change in plan assets and benefit obligations recognized in AOCI, pre-tax
Actuarial net (gain) loss	$(15,513)	$(32,720)	$22,609	$4,609	$38,698	$(26,212)
Prior service cost (credit)	5,436	5,670	5,601	(963)	(736)	—
Total recognized in other comprehensive (income) loss, pre-tax	$(10,077)	$(27,050)	$28,210	$3,646	$37,962	$(26,212)
Net amounts recognized in periodic benefit cost and AOCI	$17,377	$9,610	$59,665	$9,035	$44,524	$(21,399)

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 80

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Assumptions
The weighted-average assumptions used in computing the year end benefit obligations were as follows:

	Pension Benefits		Other Benefits
December 31,	2024	2023	2024	2023
Discount rate	5.5%	5.1%	5.7%	5.2%
Rate of increase in compensation levels	3.6%	3.6%	4.0%	4.0%
Interest crediting rate	4.6%	4.8%	N/A	N/A
The weighted-average assumptions used in computing net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2024	2023	2022	2024	2023	2022
Discount rate	5.1%	5.5%	2.7%	5.2%	5.5%	2.9%
Expected long-term return on plan assets	6.6%	6.2%	4.9%	N/A	N/A	N/A
Rate of compensation increase	3.6%	3.4%	3.5%	N/A	N/A	N/A

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

For purposes of measuring our post-retirement benefit obligation at December 31, 2024, we assumed a 6.9% annual rate of increase in the per capita cost of covered health care benefits for 2025, grading down to 4.9% by 2033. For purposes of measuring our post-retirement benefit obligation at December 31, 2023, we assumed a 6.4% annual rate of increase in the per capita cost of covered health care benefits for 2024, grading down to 5.0% by 2030.
The valuations and assumptions reflect adoption of the Society of Actuaries updated Pri-2012 mortality tables with MP-2021 generational projection scales, which we adopted as of December 31, 2021. The Society of Actuaries did not update the Pri-2012 mortality tables in 2023 or 2024.
Plan Assets
We broadly diversify our pension plan assets across public equity, fixed income, diversified credit strategies and diversified alternative strategies asset classes. Our target asset allocation for our major domestic pension plans as of December 31, 2024 was as follows:

Asset Class	Target Asset Allocation
Cash	1%
Equity securities	27%
Fixed income securities	48%
Alternative investments, including real estate, listed infrastructure and other	24%
As of December 31, 2024, actual allocations were consistent with the targets and within our allowable ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets within

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 81

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
each asset class.
The following table sets forth by level, within the fair value hierarchy (as defined in Note 6), pension plan assets at their fair values as of December 31, 2024:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$981	$32,404	$—	$598	$33,983
Equity securities:
International all-cap	—	—	—	483	483
Global all-cap (a)	—	—	—	204,421	204,421
Fixed income securities:
U.S. government/agency	—	—	—	156,146	156,146
Corporate bonds (b)	—	—	—	59,602	59,602
International government/corporate bonds (c)	—	—	—	27,303	27,303
Diversified credit (d)	—	—	—	120,259	120,259
Alternative investments:
Global diversified assets (e)	—	—	—	63,497	63,497
Real assets fund (f)	—	—	—	114,283	114,283
Total pension plan assets	$981	$32,404	$—	$746,592	$779,977
The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair values as of December 31, 2023:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$909	$42,202	$—	$600	$43,711
Equity securities:
International all-cap	—	—	—	395	395
Global all-cap (a)	—	—	—	209,245	209,245
Fixed income securities:
U.S. government/agency	—	—	—	186,095	186,095
Corporate bonds (b)	—	—	—	60,293	60,293
International government/corporate bonds (c)	—	—	—	29,254	29,254
Diversified credit (d)	—	—	—	123,081	123,081
Alternative investments:
Global diversified assets (e)	—	—	—	68,856	68,856
Real assets fund (f)	—	—	—	115,913	115,913
Total pension plan assets	$909	$42,202	$—	$793,732	$836,843

(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in our Obligations and Funded Status table.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 82

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

(a)	This category comprises equity funds that primarily track the MSCI World Index or MSCI All Country World Index.
(b)	This category comprises fixed income funds primarily invested in investment grade and high yield bonds.
(c)	This category comprises fixed income funds primarily invested in Canadian and other international bonds.
(d)	This category comprises fixed income funds primarily invested in high yield bonds, loans, securitized debt and emerging market debt.
(e)	This category comprises diversified funds invested across alternative asset classes.
(f)	This category comprises funds primarily invested in publicly traded real estate securities, publicly listed infrastructure securities and real estate debt.
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

We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2024. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.
Cash Flows and Plan Termination
Our policy is to fund domestic pension liabilities in accordance with the limits imposed by the ERISA, federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans.
We made total contributions to the pension plans of $3,566 during 2024. In 2023, we made total contributions of $6,576 to the pension plans. For 2025, minimum funding requirements for our pension plans are approximately $1,936.
Total benefit payments expected to be paid to plan participants, including pension benefits funded from the plans and other benefits funded from Company assets, are as follows:

	Expected Benefit Payments
	2025	2026	2027	2028	2029	2030-2034
Pension Benefits	$119,232	$80,359	$103,062	$72,257	$70,008	$291,879
Other Benefits	8,957	8,372	7,918	7,569	7,303	32,483
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 83

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
pay up to a defined maximum. All matching contributions were made in cash. Expense associated with the defined contribution plans was $74,094 in 2024, $67,763 in 2023 and $61,477 in 2022.
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

As of December 31, 2024, 68.5 million shares were authorized and approved by our stockholders for grants under the EICP. The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Human Capital Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Human Capital Committee has authorized the deferral of PSU and RSU awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and RSUs awarded that they elect to convert into deferred stock units under our Directors’ Compensation Plan.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

For the years ended December 31,	2024	2023	2022
Pre-tax compensation expense	$44,414	$81,021	$65,991
Related income tax benefit	5,418	11,910	9,635
Compensation expenses for stock compensation plans are primarily included in SM&A expense. As of December 31, 2024, total stock-based compensation expense related to non-vested awards not yet recognized was $53,368 and the weighted-average period over which this amount is expected to be recognized was approximately 1.7 years.
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 84

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
A summary of activity relating to grants of stock options for the year ended December 31, 2024 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	726,701	$105.67	3.3 years
Granted	2,455	$192.49
Exercised	(146,202)	$102.02
Forfeited	(1,555)	$147.98
Expired	(1,565)	$147.98
Outstanding as of December 31, 2024	579,834	$106.73	2.7 years	$36,872
Options exercisable as of December 31, 2024	566,004	$104.69	2.6 years	$36,756
The weighted-average fair value of options granted was $45.95, $57.65 and $37.28 per share in 2024, 2023 and 2022, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

For the years ended December 31,	2024	2023	2022
Dividend yields	2.0%	1.7%	1.9%
Expected volatility	21.3%	20.9%	21.1%
Risk-free interest rates	4.3%	4.1%	1.9%
Expected term in years	6.3	6.3	6.3
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
The total intrinsic value of options exercised was $14,018, $35,474 and $40,882 in 2024, 2023 and 2022, respectively.
As of December 31, 2024, there was $545 of total unrecognized compensation expense related to non-vested stock option awards granted under the EICP, which we expect to recognize over a weighted-average period of 0.8 years.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 85

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table summarizes information about stock options outstanding as of December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/24	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Number Exercisable as of 12/31/24	Weighted-Average Exercise Price
$60.68 - $99.90	337,308	2.6	$97.24	337,308	$97.24
$99.91 - $107.95	116,610	1.9	$107.68	116,610	$107.68
$107.96 - $240.90	125,916	3.7	$131.25	112,086	$124.00
$60.68 - $240.90	579,834	2.7	$106.73	566,004	$104.69
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSUs granted in 2024, 2023, and 2022 can range from 0% to 250% of the targeted amounts.
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
In 2024, 2023 and 2022, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs quarterly to non-employee directors.
We recognize the compensation expense associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. The compensation expense associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 86

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
A summary of activity relating to grants of PSUs and RSUs for the period ended December 31, 2024 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,039,691	$198.31
Granted	392,046	$194.43
Performance assumption change (1)	(301,291)	$210.95
Vested	(506,293)	$179.10
Forfeited	(85,350)	$210.01
Outstanding at end of year	538,803	$204.65
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

For the years ended December 31,	2024	2023	2022
Units granted	392,046	341,374	313,285
Weighted-average fair value at date of grant	$194.43	$241.41	$211.85
Monte Carlo simulation assumptions:
Estimated values	$84.13	$118.90	$100.41
Dividend yields	2.8%	1.7%	1.8%
Expected volatility	18.5%	19.2%	25.3%

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

The fair value of shares vested totaled $96,946, $106,243 and $105,668 in 2024, 2023 and 2022, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 249,411 units as of December 31, 2024. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 87

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

13. SEGMENT INFORMATION

The Company reports its operations through three segments: (i) North America Confectionery, (ii) North America Salty Snacks and (iii) International. This organizational structure aligns with how our CODM, Michele Buck, Chairman of the Board, President, and Chief Executive Officer manages our business, including resource allocation and performance assessment, and further aligns with our product categories and the key markets we serve.
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
For segment reporting purposes, the CODM uses “segment income” to evaluate segment performance and allocate resources, including considering budget-to-actual variances and prior year-to-actual variances on a monthly basis. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition-related costs and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating profit are managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM as well the measure of segment performance used for incentive compensation purposes.
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 88

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Our segment net sales and earnings were as follows:

For the year ended December 31, 2024	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$9,118,590	$1,135,720	$947,953	$11,202,263
Cost of sales	4,984,764	719,850	642,634
SM&A expense	1,188,138	216,480	193,800
Total segment income	$2,945,688	$199,390	$111,519	$3,256,597
Unallocated corporate expense (1)				701,266
Unallocated mark-to-market gains on commodity derivatives				(460,437)
Costs associated with business realignment activities (see Note 9)				117,536
Operating profit				$2,898,232
Interest expense, net (see Note 4)				165,655
Other (income) expense, net (see Note 17)				258,641
Income before income taxes				$2,473,936

For the year ended December 31, 2023	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$9,123,139	$1,092,689	$949,164	$11,164,992
Cost of sales	4,781,671	726,569	601,175
SM&A expense	1,224,424	207,787	199,730
Total segment income	$3,117,044	$158,333	$148,259	$3,423,636
Unallocated corporate expense (1)				800,390
Unallocated mark-to-market losses on commodity derivatives				58,939
Costs associated with business realignment activities (see Note 9)				3,440
Operating profit				$2,560,867
Interest expense, net (see Note 4)				151,785
Other (income) expense, net (see Note 17)				237,218
Income before income taxes				$2,171,864

For the year ended December 31, 2022	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$8,536,480	$1,029,405	$853,409	$10,419,294
Cost of sales	4,573,435	704,589	560,258
SM&A expense	1,151,979	164,881	185,224
Total segment income	$2,811,066	$159,935	$107,927	$3,078,928
Unallocated corporate expense (1)				735,542
Unallocated mark-to-market losses on commodity derivatives				78,182
Costs associated with business realignment activities (see Note 9)				4,417
Operating profit				$2,260,787
Interest expense, net (see Note 4)				137,557
Other (income) expense, net (see Note 17)				206,159
Income before income taxes				$1,917,071
(1)Includes centrally-managed (a) corporate functional costs relating to legal, treasury, finance, and human resources, (b) expenses associated with the oversight and administration of our global operations, including warehousing, distribution and manufacturing, information systems and global shared services, (c) non-cash stock-based

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 89

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
compensation expense, (d) acquisition-related costs and (e) other gains or losses that are not integral to segment performance.

Activity within the unallocated mark-to-market losses (gains) on commodity derivatives is as follows:

For the years ended December 31,	2024	2023	2022
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in income	$(509,870)	$53,085	$(44,569)
Net gains on commodity derivative positions reclassified from unallocated to segment income	49,433	5,854	122,751
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative losses (gains)	$(460,437)	$58,939	$78,182
As of December 31, 2024, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $410,230. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax gains on commodity derivatives of $143,779 to segment operating results in the next twelve months.

Depreciation and amortization expense included within segment income presented above is as follows:

For the years ended December 31,	2024	2023	2022
North America Confectionery	$259,502	$238,786	$228,399
North America Salty Snacks	86,446	85,566	68,600
International	24,793	23,699	23,148
Corporate	84,514	71,764	58,812
Total	$455,255	$419,815	$378,959
Additional information regarding our net sales and long-lived assets disaggregated by geographical region is as follows:

For the years ended December 31,	2024	2023	2022
Net sales:
United States	$9,771,343	$9,752,314	$9,121,166
Other	1,430,920	1,412,678	1,298,128
Total	$11,202,263	$11,164,992	$10,419,294

Long-lived assets:
United States	$2,925,420	$2,732,787	$2,272,811
Other	533,433	576,891	496,891
Total	$3,458,853	$3,309,678	$2,769,702
14. EQUITY AND TREASURY STOCK ACTIVITY
We had 1,055,000,000 authorized shares of capital stock as of December 31, 2024. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares were designated as Class B Common Stock (“Class B Stock”) and 5,000,000 shares were designated as Preferred Stock. Each class has a par value of one dollar per share.
Holders of the Common Stock and the Class B Stock generally vote together without regard to class on matters submitted to stockholders, including the election of directors. The holders of Common Stock have 1 vote per share and the holders of Class B Common Stock have 10 votes per share. However, the Common Stock holders, voting

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 90

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
separately as a class, are entitled to elect one-sixth of the Board. With respect to dividend rights, the Common Stock holders are entitled to cash dividends 10% higher than those declared and paid on the Class B Common Stock.
Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2024, no shares of Class B Stock were converted into Common Stock. During 2023 and 2022, 3,500,000 shares and 2,500,000 shares, respectively, of Class B Stock were converted to Common Stock by Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “School Trust”).
Changes in the outstanding shares of Common Stock for the past three years were as follows:

For the years ended December 31,	2024	2023	2022
Shares issued	221,553,025	221,553,025	221,553,025
Treasury shares at beginning of year	(17,160,099)	(16,588,308)	(15,444,011)
Stock repurchases:
Shares repurchased in the open market under pre-approved share repurchase programs	(2,022,064)	—	—
Milton Hershey School Trust repurchase	—	(1,000,000)	(1,000,000)
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	(483,033)	(127,609)	(824,701)
Stock issuances:
Shares issued for stock options and incentive compensation	495,240	555,818	680,404
Treasury shares at end of year	(19,169,956)	(17,160,099)	(16,588,308)
Net shares outstanding at end of year	202,383,069	204,392,926	204,964,717
On August 16, 2022, the IRA was signed into law, which enacted a 1% excise tax on share repurchases beginning after December 31, 2022. As of December 31, 2024 and December 31, 2023, Hershey’s excise tax associated with net share repurchases was $4.7 million and $2.4 million, respectively. A corresponding liability for the December 31, 2024 excise tax associated with net share repurchases is classified on our Consolidated Balance Sheets within accrued liabilities.
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
Hershey Trust Company
Hershey Trust Company, as trustee for the School Trust and as direct owner of investment shares, held 2,105,749 shares of our Common Stock as of December 31, 2024. As trustee for the School Trust, Hershey Trust Company held 54,612,012 shares of the Class B Common Stock as of December 31, 2024, and was entitled to cast approximately 79% of all of the votes entitled to be cast on matters requiring the vote of both classes of our common stock voting together. Hershey Trust Company, as trustee for the School Trust, or any successor trustee, or Milton Hershey School, as appropriate, must approve any issuance of shares of Common Stock or other action that would result in it not continuing to have voting control of our Company.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 91

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
15. COMMITMENTS AND CONTINGENCIES
Purchase obligations
We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2024.
The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures contracts or other commodity derivative instruments to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts or other commodity derivative instruments. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2024, we satisfied these obligations by taking delivery of and making payment for the specific commodities.
As of December 31, 2024, we had entered into agreements for the purchase of raw materials with various suppliers. Subject to meeting our quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2024:

in millions	2025	2026	2027	2028	2029
Purchase obligations	$1,143.4	$496.7	$13.9	$13.7	$13.7
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 92

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Collective Bargaining
As of December 31, 2024, the Company employed approximately 18,540 full-time and 1,490 part-time employees worldwide. Collective bargaining agreements covered approximately 6,525 employees, or approximately 33% of the Company’s employees worldwide. During 2025, agreements will be negotiated for certain employees at seven facilities, none of which are within the United States, comprising approximately 69% of total employees under collective bargaining agreements. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 93

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
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

For the years ended December 31,	2024		2023		2022
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$812,826	$271,975	$663,176	$225,895	$567,897	$207,133
Allocation of undistributed earnings	851,549	284,889	728,175	244,541	637,438	232,349
Total earnings—basic	$1,664,375	$556,864	$1,391,351	$470,436	$1,205,335	$439,482

Denominator (shares in thousands):
Total weighted-average shares—basic	148,349	54,614	149,499	55,239	146,713	58,822

Earnings Per Share—basic	$11.22	$10.20	$9.31	$8.52	$8.22	$7.47

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$1,664,375	$556,864	$1,391,351	$470,436	$1,205,335	$439,482
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	556,864	—	470,436	—	439,482	—
Reallocation of undistributed earnings	—	(753)	—	(987)	—	(1,201)
Total earnings—diluted	$2,221,239	$556,111	$1,861,787	$469,449	$1,644,817	$438,281

Denominator (shares in thousands):
Number of shares used in basic computation	148,349	54,614	149,499	55,239	146,713	58,822
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	54,614	—	55,239	—	58,822	—
Employee stock options	285	—	424	—	571	—
Performance and restricted stock units	239	—	385	—	469	—
Total weighted-average shares—diluted	203,487	54,614	205,547	55,239	206,575	58,822

Earnings Per Share—diluted	$10.92	$10.18	$9.06	$8.50	$7.96	$7.45
The earnings per share calculations for the years ended December 31, 2024, 2023 and 2022 excluded 13, 15 and 5 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 94

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

For the years ended December 31,	2024	2023	2022
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$243,311	$210,484	$188,286
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	17,389	28,010	18,466
Other (income) expense, net	(2,059)	(1,276)	(593)
Total	$258,641	$237,218	$206,159
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
There were no material related party transactions with Hershey Trust Company and/or its affiliates for the year ended December 31, 2024. A summary of material related party transactions with Hershey Trust Company and/or its affiliates for the years ended December 31, 2023 and 2022 is noted below.
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 95

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain asset accounts included within our Consolidated Balance Sheets are as follows:

December 31,	2024	2023
Inventories:
Raw materials	$477,592	$481,111
Goods in process	204,674	192,232
Finished goods	990,785	948,974
Inventories at FIFO	1,673,051	1,622,317
Adjustment to LIFO	(418,957)	(281,321)
Total inventories	$1,254,094	$1,340,996

Prepaid expenses and other:
Prepaid expenses	$269,792	$227,567
Other current assets	704,423	118,021
Total prepaid expenses and other	$974,215	$345,588

Property, plant and equipment:
Land	$194,502	$180,751
Buildings	1,991,937	1,763,070
Machinery and equipment	4,147,530	3,861,006
Construction in progress	478,842	644,244
Property, plant and equipment, gross	6,812,811	6,449,071
Accumulated depreciation	(3,353,958)	(3,139,393)
Property, plant and equipment, net	$3,458,853	$3,309,678

Other non-current assets:
Pension	$41,298	$48,506
Capitalized software, net	367,087	360,205
Operating lease ROU assets	337,739	307,976
Investments in unconsolidated affiliates	212,928	207,177
Other non-current assets	152,815	137,563
Total other non-current assets	$1,111,867	$1,061,427

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 96

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of certain liability and stockholders’ equity accounts included within our Consolidated Balance Sheet accounts are as follows:
December 31,	2024	2023
Accounts Payable:
Accounts Payable—trade	$807,918	$630,536
Supplier finance program obligations	215,122	149,261
Other	136,137	306,386
Total accounts payable	$1,159,177	$1,086,183

Accrued liabilities:
Payroll, compensation and benefits	$226,774	$261,961
Advertising, promotion and product allowances	359,986	343,444
Operating lease liabilities	40,636	34,494
Other	179,945	227,916
Total accrued liabilities	$807,341	$867,815

Other long-term liabilities:
Post-retirement benefits liabilities	$87,006	$90,718
Pension benefits liabilities	33,837	28,949
Operating lease liabilities	304,767	277,089
Other	262,649	263,917
Total other long-term liabilities	$688,259	$660,673

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(177,741)	$(87,706)
Pension and post-retirement benefit plans, net of tax	(122,098)	(126,800)
Cash flow hedges, net of tax	(4,051)	(15,572)
Total accumulated other comprehensive loss	$(303,890)	$(230,078)

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 97

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting
Management’s report on the Company’s internal control over financial reporting appears on the following page. During the second quarter of 2024, we completed the process of our multi-year implementation of a new global enterprise resource planning (“ERP”) system, which replaced our then-existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business. During the third quarter of 2022, we completed the implementation of one operating segment that is included in our International segment. In July 2023, we completed the transition to our new consolidated financial reporting book of record. During October 2023, we completed the implementation of our new ERP system in the North America Salty Snacks segment. We completed the implementation of our new ERP system in the North America Confectionery segment and select operating segments included in our International segment in April 2024. The implementation of the new ERP system resulted in material changes to our internal controls over financial reporting. The Company has updated the internal controls as appropriate and will continue to monitor the impact of the implementation on our financial reporting business processes. There have been no changes to the Company’s internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 98

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 edition). Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquisition of the Sour Strips brand from Actual Candy, LLC (“Sour Strips”) on November 8, 2024, which is included in the 2024 consolidated financial statements of the Company and constituted less than 1% of total assets as of December 31, 2024 and less than 1% of net sales for the year then ended. This exclusion is in accordance with the guidance issued by the U.S. Securities and Exchange Commission that allows companies to exclude acquisitions from management’s report on internal control over financial reporting for the first year after the acquisition.
The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2024.

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
During the three months ended December 31, 2024, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any other Rule 10b5-1 trading arrangements or “non-Rule 10b5–1 trading arrangements” (as defined by S-K Item 408(c)).

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 99

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information regarding executive officers of the Company required by Item 401 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Supplemental Item. Information About Out Executive Officers” at the end of Part I of this Annual Report on Form 10-K.
The information required by Item 401 of SEC Regulation S-K concerning the directors and nominees for director of the Company, together with a discussion of the specific experience, qualifications, attributes and skills that led the Board to conclude that the director or nominee should serve as a director at this time, will be located in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) in the section entitled “Proposal No. 1 – Election of Directors,” which information is incorporated herein by reference.
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
Information regarding the Company’s Insider Trading Policy required by Item 408(b) of SEC Regulation S-K will be located in the Proxy Statement in the section entitled “Other Compensation Policies and Practices”, which information is incorporated herein by reference.
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 100

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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 101

PART IV
Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1): Financial Statements
The audited consolidated financial statements of The Hershey Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon, as required to be filed, are located under Item 8 of this Annual Report on Form 10-K.
Item 15(a)(2): Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for The Hershey Company and its subsidiaries for the years ended December 31, 2024, 2023 and 2022 is filed as part of this Annual Report on Form 10-K as required by Item 15(c).
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

4.1
The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1) 0.900% Notes due 2025
2) 3.200% Notes due 2025
3) 2.300% Notes due 2026
4) 7.200% Debentures due 2027
5) 4.250% Notes due 2028
6) 2.450% Notes due 2029
7) 1.700% Notes due 2030
8) 4.500% Notes due 2033
9) 3.375% Notes due 2046
10) 3.125% Notes due 2049
11) 2.650% Notes due 2050
12) Other Obligations
The Company undertakes to furnish copies of the agreements governing these debt instruments to the Securities and Exchange Commission upon its request.
4.2
The Company’s Description of Common Stock and Class B Common Stock registered under Section 12 of the Exchange Act, is incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

10.1(a)
Kit Kat® and Rolo® License Agreement (the “License Agreement”) between the Company and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980.#

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 102

10.1(b)	Amendment to the License Agreement is incorporated by reference from Exhibit 19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988.#
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

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 103

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
10.15
The Company’s Deferred Compensation Plan, Amended and Restated as of June 27, 2012, is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.+

10.16(a)
The Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October  2, 2007, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.+

10.16(b)
First Amendment to the Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October 2, 2007, is incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.+

10.17(a)
The Company’s Compensation Limit Replacement Plan, Amended and Restated as of January 1, 2009, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.+

10.17(b)
First Amendment to the Company’s Compensation Limit Replacement Plan, Amended and Restated as of December 31, 2023, is incorporated by reference from Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K filed February 20, 2024.+

10.18
The Company’s Executive Benefits Protection Plan (Group 3A), Amended and Restated as of June 27, 2012, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.+

10.19
The Company’ s Executive Benefits Protection Plan (Group 3), Amended and Restated as of June 27, 2012, is incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.+

10.20(a)
Employee Confidentiality and Restrictive Covenant Agreement, amended as of February 18, 2013, is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.+

10.20(b)
Employee Confidentiality and Restrictive Covenant Agreement, amended as of October 10, 2016, is incorporated by reference from Exhibit 10.21(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.20(c)
Employee Confidentiality and Restrictive Covenant Agreement, amended as of September 8, 2021, is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 4, 2021.+

10.21
Executive Employment Agreement, effective as of March 1, 2017, by and between the Company and Michele G. Buck is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 24, 2017.+

10.22	The Company’s Directors’ Compensation Plan, Amended and Restated as of January 1, 2025.*
19
The Hershey Company Insider Trading Policy, Amended and Restated as of February 27, 2023, is incorporated herein by reference from Exhibit 19 to the Company’s Annual Report on Form 10-K filed February 20, 2024.

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 104

97	The Hershey Company Compensation Recovery Policy, effective October 2, 2023, is incorporated herein by reference from Exhibit 97 to the Company’s Annual Report on Form 10-K filed February 20, 2024.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K
#	Pursuant to Instruction 1 to Regulation S-T Rule 105(d), no hyperlink is required for any exhibit incorporated by reference that has not been filed with the SEC in electronic format

Item 16.     FORM 10-K SUMMARY
None.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 105

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of February, 2025.

THE HERSHEY COMPANY
(Registrant)

By:	/s/ STEVEN E. VOSKUIL
Steven E. Voskuil
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHELE G. BUCK	Chairman of the Board, President and Chief Executive Officer	February 18, 2025
Michele G. Buck	(Principal Executive Officer)

/s/ STEVEN E. VOSKUIL	Senior Vice President, Chief Financial Officer	February 18, 2025
Steven E. Voskuil	(Principal Financial Officer)

/s/ JENNIFER L. MCCALMAN	Vice President, Chief Accounting Officer	February 18, 2025
Jennifer L. McCalman	(Principal Accounting Officer)

/s/ VICTOR L. CRAWFORD	Lead Independent Director	February 18, 2025
Victor L. Crawford

/s/ MARY KAY HABEN	Director	February 18, 2025
Mary Kay Haben

/s/ M. DIANE KOKEN	Director	February 18, 2025
M. Diane Koken

/s/ HUONG MARIA T. KRAUS	Director	February 18, 2025
Huong Maria T. Kraus

/s/ ROBERT M. MALCOLM	Director	February 18, 2025
Robert M. Malcolm

/s/ KEVIN M. OZAN	Director	February 18, 2025
Kevin M. Ozan

/s/ ANTHONY J. PALMER	Director	February 18, 2025
Anthony J. Palmer

/s/ JUAN R. PEREZ	Director	February 18, 2025
Juan R. Perez

/s/ CORDEL ROBBIN-COKER	Director	February 18, 2025
Cordel Robbin-Coker

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 106

THE HERSHEY COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2024, 2023 and 2022

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
In thousands of dollars

For the year ended December 31, 2024
Allowances deducted from assets
Accounts receivable—trade, net (a)	$31,663	$238,284	$—	$(229,460)	$40,487
Valuation allowance on net deferred taxes (b)	114,149	19,801	—	(16,711)	117,239
Inventory obsolescence reserve (c)	41,839	48,548	—	(45,682)	44,705
Total allowances deducted from assets	$187,651	$306,633	$—	$(291,853)	$202,431

For the year ended December 31, 2023
Allowances deducted from assets
Accounts receivable—trade, net (a)	$26,001	$248,022	$—	$(242,360)	$31,663
Valuation allowance on net deferred taxes (b)	137,531	6,927	—	(30,309)	114,149
Inventory obsolescence reserve (c)	29,354	73,687	—	(61,202)	41,839
Total allowances deducted from assets	$192,886	$328,636	$—	$(333,871)	$187,651

For the year ended December 31, 2022
Allowances deducted from assets
Accounts receivable—trade, net (a)	$28,837	$228,463	$—	$(231,299)	$26,001
Valuation allowance on net deferred taxes (b)	184,896	9,578	—	(56,943)	137,531
Inventory obsolescence reserve (c)	19,472	44,497	—	(34,615)	29,354
Total allowances deducted from assets	$233,205	$282,538	$—	$(322,857)	$192,886

(a) Includes allowances for doubtful accounts, anticipated discounts and write-offs of uncollectible accounts receivable.
(b) Includes adjustments to the valuation allowance for deferred tax assets that we do not expect to realize, as well as the release of valuation allowances.
(c) Includes adjustments to the inventory reserve, transfers, disposals and write-offs of obsolete inventory.

Table of Contents	The Hershey Company | 2024 Form 10-K | Page 107