Form 10-Q
period 2025-03-30
HERSHEY CO
filed 2025-05-01
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
Common Stock, one dollar par value—147,990,276 shares, as of April 25, 2025.
Class B Common Stock, one dollar par value—54,613,514 shares, as of April 25, 2025.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended March 30, 2025

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
Net sales	$2,805,419	$3,252,749
Cost of sales	1,861,152	1,576,668
Gross profit	944,267	1,676,081
Selling, marketing and administrative expense	558,672	617,981
Business realignment costs	16,374	—
Operating profit	369,221	1,058,100
Interest expense, net	44,622	39,822
Other (income) expense, net	945	32,020
Income before income taxes	323,654	986,258
Provision for income taxes	99,451	188,805
Net income	$224,203	$797,453

Net income per share—basic:
Common stock	$1.14	$4.00
Class B common stock	$1.03	$3.64

Net income per share—diluted:
Common stock	$1.10	$3.89
Class B common stock	$1.03	$3.63

Dividends paid per share:
Common stock	$1.370	$1.370
Class B common stock	$1.245	$1.245

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended
	March 30, 2025			March 31, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$224,203			$797,453
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$9,904	$—	9,904	$(4,998)	$—	(4,998)
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and service cost	(46)	(32)	(78)	(48)	7	(41)
Reclassification to earnings	2,883	(694)	2,189	2,541	(609)	1,932
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(125)	(152)	(277)	1,335	(84)	1,251
Reclassification to earnings	946	(93)	853	1,854	(755)	1,099
Total other comprehensive income (loss), net of tax	$13,562	$(971)	12,591	$684	$(1,441)	(757)
Comprehensive income			$236,794			$796,696

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,515,252	$730,746
Accounts receivable—trade, net	879,633	800,402
Inventories	1,467,333	1,254,094
Prepaid expenses and other	941,918	974,215
Total current assets	4,804,136	3,759,457
Property, plant and equipment, net	3,436,981	3,458,853
Goodwill	2,707,786	2,705,753
Other intangibles	1,853,530	1,873,866
Other non-current assets	1,126,829	1,111,867
Deferred income taxes	38,502	37,065
Total assets	$13,967,764	$12,946,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,415,460	$1,159,177
Accrued liabilities	826,947	807,341
Accrued income taxes	25,495	51,036
Short-term debt	144,626	1,306,976
Current portion of long-term debt	603,617	604,965
Total current liabilities	3,016,145	3,929,495
Long-term debt	5,177,251	3,190,210
Other long-term liabilities	676,257	688,259
Deferred income taxes	413,215	424,243
Total liabilities	9,282,868	8,232,207

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2025 and 2024	—	—
Common stock, shares issued: 166,939,511 at March 30, 2025 and December 31, 2024	166,939	166,939
Class B common stock, shares issued: 54,613,514 at March 30, 2025 and December 31, 2024	54,614	54,614
Additional paid-in capital	1,372,137	1,377,226
Retained earnings	5,652,065	5,698,316
Treasury—common stock shares, at cost: 18,956,021 at March 30, 2025 and 19,169,956 at December 31, 2024	(2,269,560)	(2,278,551)
Accumulated other comprehensive loss	(291,299)	(303,890)
Total stockholders’ equity	4,684,896	4,714,654
Total liabilities and stockholders’ equity	$13,967,764	$12,946,861

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 30, 2025	March 31, 2024
Operating Activities
Net income	$224,203	$797,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,564	107,764
Stock-based compensation expense	13,559	5,986
Deferred income taxes	(12,202)	(8,975)
Write-down of equity investments	—	31,391
Unrealized losses (gains) on derivative contracts	270,794	(269,582)
Other	18,272	19,923
Changes in assets and liabilities, net of business acquisition:
Accounts receivable—trade, net	(73,044)	(383,417)
Inventories	(207,243)	202,055
Prepaid expenses and other current assets	(339,155)	(11,415)
Accounts payable and accrued liabilities	335,640	(56,334)
Accrued income taxes	80,174	147,537
Contributions to pension and other benefit plans	(3,126)	(2,408)
Other assets and liabilities	(30,754)	(10,844)
Net cash provided by operating activities	396,682	569,134
Investing Activities
Capital additions (including software)	(145,527)	(213,304)
Receipts (payments) related to equity investments in tax credit qualifying partnerships	3,558	(13,944)
Other investing activities	(5,017)	(321)
Net cash used in investing activities	(146,986)	(227,569)
Financing Activities
Net (decrease) increase in short-term debt	(1,165,724)	569,809
Long-term borrowings, net of debt issuance costs	1,986,026	—
Repayment of long-term debt and finance leases	(1,797)	(1,568)
Cash dividends paid	(271,594)	(273,404)
Repurchase of common stock	—	(494,191)
Proceeds from exercised stock options	2,738	4,103
Taxes withheld and paid on employee stock awards	(12,573)	(26,404)
Net cash provided by (used in) financing activities	537,076	(221,655)
Effect of exchange rate changes on cash and cash equivalents	(2,266)	(1,408)
Net increase in cash and cash equivalents	784,506	118,502
Cash and cash equivalents, beginning of period	730,746	401,902
Cash and cash equivalents, end of period	$1,515,252	$520,404
Supplemental Disclosure
Interest paid	$38,366	$33,888
Income taxes paid	38,918	31,284

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 5

HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 30, 2025 and March 31, 2024
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2024	$—	$166,939	$54,614	$1,377,226	$5,698,316	$(2,278,551)	$(303,890)	$4,714,654
Net income					224,203			224,203
Other comprehensive income							12,591	12,591
Dividends (including dividend equivalents):
Common Stock, $1.370 per share					(202,460)			(202,460)
Class B Common Stock, $1.245 per share					(67,994)			(67,994)
Stock-based compensation				13,647				13,647
Exercise of stock options and incentive-based transactions				(18,736)		8,991		(9,745)
Balance, March 30, 2025	$—	$166,939	$54,614	$1,372,137	$5,652,065	$(2,269,560)	$(291,299)	$4,684,896

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2023	$—	$166,939	$54,614	$1,345,580	$4,562,263	$(1,800,232)	$(230,078)	$4,099,086
Net income					797,453			797,453
Other comprehensive loss							(757)	(757)
Dividends (including dividend equivalents):
Common Stock, $1.370 per share					(204,596)			(204,596)
Class B Common Stock, $1.245 per share					(67,994)			(67,994)
Stock-based compensation				6,390				6,390
Exercise of stock options and incentive-based transactions				(36,157)		13,856		(22,301)
Repurchase of common stock (including excise tax)						(498,994)		(498,994)
Balance, March 31, 2024	$—	$166,939	$54,614	$1,315,813	$5,087,126	$(2,285,370)	$(230,835)	$4,108,287

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 6

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
Operating results for the quarter ended March 30, 2025 may not be indicative of the results that may be expected for the year ending December 31, 2025 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 7

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
2. BUSINESS ACQUISITIONS
LesserEvil, LLC
On March 31, 2025, we entered into a Merger Agreement to acquire LesserEvil, LLC, a privately held company that produces and sells organic popcorn and puffed snack products to retailers and distributors in the United States and Canada, which complements Hershey’s existing product portfolio. The Merger Agreement contains customary conditions, including, among others, (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any law or order prohibiting the consummation of the transactions contemplated in the Merger Agreement and (iii) the accuracy, to specified degrees, of representations and warranties set forth therein and material compliance with covenants. If approved, the Company expects the acquisition to close by mid-2025 and will be financed with of cash on hand and short-term borrowings.

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

The acquisition has been accounted for as a business combination and, accordingly, Sour Strips has been included within the North America Confectionery segment from the date of acquisition. The purchase consideration, inclusive of the acquisition date fair value of the contingent consideration, was allocated to minimal net assets acquired, goodwill and other intangible assets. The first quarter of 2025 includes an immaterial amount of measurement period adjustments to the initial allocation. We are in process of evaluating additional information necessary to finalize the valuation of assets acquired and liabilities assumed as of the acquisition date. We expect to finalize the purchase price allocation by mid-2025.

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

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 8

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the three months ended March 30, 2025 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Balance at December 31, 2024	$2,032,857	$657,001	$15,895	$2,705,753
Measurement period adjustments	1,382	—	—	1,382
Foreign currency translation	463	—	188	651
Balance at March 30, 2025	$2,034,702	$657,001	$16,083	$2,707,786

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	March 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,721,369	$(295,458)	$1,721,159	$(282,819)
Customer-related	552,733	(159,553)	552,594	(151,409)
Patents	7,614	(7,614)	7,579	(7,579)
Total	2,281,716	(462,625)	2,281,332	(441,807)

Intangible assets not subject to amortization:
Trademarks	34,439		34,341
Total other intangible assets	$1,853,530		$1,873,866
Total amortization expense for the three months ended March 30, 2025 and March 31, 2024 was $20,568 and $19,554, respectively.
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
The credit agreements governing the credit facility contain certain financial and other covenants, customary representations, warranties and events of default. As of March 30, 2025, we were in compliance with all covenants pertaining to the credit facility, and we had no significant compensating balance agreements that legally restricted access to these funds. For more information, refer to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 9

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	March 30, 2025	December 31, 2024
Short-term foreign bank borrowings against lines of credit	$144,626	$161,364
U.S. commercial paper	—	1,145,612
Total short-term debt	$144,626	$1,306,976
Weighted average interest rate on outstanding commercial paper	—%	4.5%
Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	March 30, 2025	December 31, 2024
0.900% Notes	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
4.550% Notes (1)	February 24, 2028	500,000	—
4.250% Notes	May 4, 2028	350,000	350,000
2.450% Notes	November 15, 2029	300,000	300,000
4.750% Notes (1)	February 24, 2030	500,000	—
1.700% Notes	June 1, 2030	350,000	350,000
4.950% Notes (1)	February 24, 2032	500,000	—
4.500% Notes	May 4, 2033	400,000	400,000
5.100% Notes (1)	February 24, 2035	500,000	—
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		72,381	73,802
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(35,152)	(22,266)
Total long-term debt		5,780,868	3,795,175
Less—current portion		603,617	604,965
Long-term portion		$5,177,251	$3,190,210
(1) During the first quarter of 2025, we issued $500,000 of 4.550% Notes due in February 2028, $500,000 of 4.750% Notes due in February 2030, $500,000 of 4.950% Notes due in February 2032 and $500,000 of 5.100% Notes due in February 2035 (together, the “2025 Notes”). Proceeds from the issuance of the 2025 Notes, net of discounts and issuance costs, totaled $1,986,026. The 2025 Notes were issued under a shelf registration on Form S-3 filed in May 2024 that registered an indeterminate amount of debt securities.
Interest Expense
Net interest expense consists of the following:

	Three Months Ended
	March 30, 2025	March 31, 2024
Interest expense	$54,916	$46,044
Capitalized interest	(4,309)	(4,436)
Interest expense	50,607	41,608
Interest income	(5,985)	(1,786)
Interest expense, net	$44,622	$39,822

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 10

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

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $274,738 as of March 30, 2025 and $667,421 as of December 31, 2024.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 18 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $102,965 at March 30, 2025 and $79,028 at December 31, 2024. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $95,887 at March 30, 2025 and $123,014 at December 31, 2024. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative (“SM&A”) expense, depending on the nature of the underlying exposure.

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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at March 30, 2025 and December 31, 2024 was $31,391 and $30,524, respectively.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of March 30, 2025 and December 31, 2024:

	March 30, 2025		December 31, 2024
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$5,225	$1,386	$8,598	$3,280

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	242,791	8,424	514,623	14,321
Deferred compensation derivatives	—	1,886	460	—
Foreign exchange contracts	—	159	164	4,800
	242,791	10,469	515,247	19,121
Total	$248,016	$11,855	$523,845	$22,401

(1)Derivative assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of March 30, 2025, amounts reflected on a net basis in assets were assets of $311,408 and liabilities of $74,132, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2024 were assets of $533,115 and liabilities of $32,998. At March 30, 2025 and December 31, 2024, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended March 30, 2025 and March 31, 2024 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2025	2024	2025	2024	2025	2024
Commodities futures and options	$(53,857)	$197,764	$—	$—	$—	$—
Foreign exchange contracts	3,951	(267)	(125)	1,335	1,354	445
Interest rate swap agreements	—	—	—	—	(2,300)	(2,299)
Deferred compensation derivatives	(1,886)	2,271	—	—	—	—
Total	$(51,792)	$199,768	$(125)	$1,335	$(946)	$(1,854)

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

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 12

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The amount of pre-tax net loss on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $5,361 as of March 30, 2025. This amount is primarily associated with interest rate swap agreements.
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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of March 30, 2025 and December 31, 2024:

	Assets / Liabilities
	Level 1	Level 2	Level 3	Total
March 30, 2025:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$5,225	$—	$5,225
Commodities futures and options (3)	$242,791	$—	$—	$242,791
Liabilities:
Foreign exchange contracts (1)	$—	$1,545	$—	$1,545
Deferred compensation derivatives (2)	—	1,886	—	1,886
Commodities futures and options (3)	$8,424	$—	$—	$8,424
December 31, 2024:
Assets:
Foreign exchange contracts (1)	$—	$8,761	$—	$8,761
Deferred compensation derivatives (2)	$—	$460	$—	$460
Commodities futures and options (3)	$514,623	$—	$—	$514,623
Liabilities:
Foreign exchange contracts (1)	$—	$8,080	$—	$8,080
Commodities futures and options (3)	$14,321	$—	$—	$14,321
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
(2)The fair value of deferred compensation derivatives is based on quoted prices for market interest rates and a broad market equity index.
(3)The fair value of commodities futures and options contracts is based on quoted market prices.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of March 30, 2025 and December 31, 2024 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	March 30, 2025	December 31, 2024	March 30, 2025	December 31, 2024
Current portion of long-term debt	$600,324	$597,547	$603,617	$604,965
Long-term debt	4,778,927	2,734,322	5,177,251	3,190,210
Total	$5,379,251	$3,331,869	$5,780,868	$3,795,175

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

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 14

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of lease expense for the three months ended March 30, 2025 and March 31, 2024 were as follows:

		Three Months Ended
Lease expense	Classification	March 30, 2025	March 31, 2024
Operating lease cost	Cost of sales or SM&A (1)	$14,211	$12,215
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	2,250	2,213
Interest on lease liabilities	Interest expense, net	1,134	1,185
Net lease cost (2)		$17,595	$15,613
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.
Information regarding our lease terms and discount rates were as follows:

	March 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	11.7	12.4
Finance leases	26.2	25.9

Weighted-average discount rate
Operating leases	3.8%	3.7%
Finance leases	6.3%	6.3%

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	March 30, 2025	December 31, 2024
Assets
Operating lease ROU assets	Other non-current assets	$357,070	$337,739

Finance lease ROU assets, at cost	Property, plant and equipment, gross	87,077	87,999
Accumulated amortization	Accumulated depreciation	(27,020)	(25,515)
Finance lease ROU assets, net	Property, plant and equipment, net	60,057	62,484

Total leased assets		$417,127	$400,223

Liabilities
Current
Operating	Accrued liabilities	$45,682	$40,636
Finance	Current portion of long-term debt	4,905	5,666
Non-current
Operating	Other long-term liabilities	319,640	304,767
Finance	Long-term debt	67,476	68,136
Total lease liabilities		$437,703	$419,205

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The maturities of our lease liabilities as of March 30, 2025 were as follows:

	Operating leases	Finance leases	Total
2025 (rest of year)	$44,082	$7,109	$51,191
2026	55,757	6,922	62,679
2027	53,087	4,902	57,989
2028	35,740	4,396	40,136
2029	32,388	4,245	36,633
Thereafter	227,053	133,709	360,762
Total lease payments	448,107	161,283	609,390
Less: Imputed interest	82,785	88,902	171,687
Total lease liabilities	$365,322	$72,381	$437,703

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,538	$11,824
Operating cash flows from finance leases	1,134	1,185
Financing cash flows from finance leases	1,798	1,563

ROU assets obtained in exchange for lease liabilities:
Operating leases	$29,501	$9,043
Finance leases	62	983
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

Both equity method investments and cost, less impairment, investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates were $209,578 and $212,928 as of March 30, 2025 and December 31, 2024, respectively.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies.
Advancing Agility & Automation Initiative
On February 2, 2024, the Board of Directors of the Company approved a multi-year productivity initiative (“Advancing Agility & Automation Initiative” or "AAA Initiative") to improve supply chain and manufacturing-related spend, optimize selling, general and administrative expenses, leverage new technology and business models to further simplify and automate processes, and generate long-term savings.
The Company estimates that the AAA Initiative will result in total pre-tax costs of $200,000 to $250,000 from inception through 2026. This estimate primarily includes program office execution and third-party costs supporting the design and implementation of the new organizational structure of $100,000 to $120,000, as well as implementation and technology capability costs of $55,000 to $70,000. Additionally, we expect to incur employee severance and related separation benefits of $45,000 to $60,000 as we facilitate workforce reductions and reallocate resources to further drive the Company’s strategic priorities. The cash portion of the total cost is estimated to be $175,000 to $225,000. At the conclusion of the program in 2026, ongoing annual savings are expected to be approximately $300,000 to $350,000.
Since inception through March 30, 2025, we recognized total costs associated with the AAA Initiative of $143,390. These charges predominantly included employee severance and related separation benefits related to workforce reductions and third-party costs supporting the design and implementation of the new organizational structure, as well as technology capability costs. The costs and related benefits of the AAA Initiative predominantly relates to the North America Confectionery segment and Corporate. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Cost of sales	$—	$2,612
Selling, marketing and administrative expense	9,480	14,054
Business realignment costs	16,374	—
Costs associated with business realignment activities	$25,854	$16,666
Costs recorded by program during the three months ended March 30, 2025 and March 31, 2024 related to these activities were as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Advancing Agility & Automation Initiative:
Severance and employee benefit costs	$16,374	$—
Other program costs	9,480	16,666
Total	$25,854	$16,666
The following table presents the liability activity for costs qualifying as exit and disposal costs for the three months ended March 30, 2025:

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 17

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Total
Liability balance at December 31, 2024 (1)	$10,417
2025 business realignment charges (2)	16,374
Cash payments	(5,412)
Liability balance at March 30, 2025 (1)	$21,379
(1)The liability balances reflected above are reported within accrued liabilities and other long-term liabilities.
(2)The costs reflected in the liability roll-forward represent employee-related charges.
10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the three months ended March 30, 2025 and March 31, 2024 were 30.7% and 19.1%, respectively. Relative to the statutory rate, the 2025 effective tax rate was primarily impacted by foreign rate differential and state taxes.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Mexico, Canada, Switzerland and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $17,885 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended March 30, 2025 and March 31, 2024 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Service cost	$3,502	$3,849	$27	$34
Interest cost	9,220	9,687	1,228	1,218
Expected return on plan assets	(12,011)	(12,808)	—	—
Amortization of prior service credit	(889)	(1,373)	(96)	(38)
Amortization of net loss (gain)	3,553	3,813	315	139
Total net periodic benefit cost	$3,375	$3,168	$1,474	$1,353
We made contributions of $689 and $2,437 to the pension plans and other benefits plans, respectively, during the first quarter of 2025. In the first quarter of 2024, we made contributions of $816 and $1,592 to our pension plans and other benefit plans, respectively. The contributions in 2025 and 2024 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 18

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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Pre-tax compensation expense	$13,559	$5,986
Related income tax benefit	3,308	1,221
Compensation expenses for stock compensation plans are primarily included in SM&A expense. As of March 30, 2025, total stock-based compensation expense related to non-vested awards not yet recognized was $105,959 and the weighted-average period over which this amount is expected to be recognized was approximately 2.1 years.
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

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

A summary of activity relating to grants of stock options for the period ended March 30, 2025 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	579,834	$106.73	2.7 years
Exercised	(30,277)	$101.12
Outstanding as of March 30, 2025	549,557	$107.04	2.5 years	$35,081
Options exercisable as of March 30, 2025	544,098	$105.93	2.4 years	$35,081

No options were granted for the period ended March 30, 2025. The weighted-average fair value of options granted was $45.95 per share for the period ended March 31, 2024. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

Three Months Ended
March 31, 2024
Dividend yields	2.0%
Expected volatility	21.3%
Risk-free interest rates	4.3%
Expected term in years	6.3
The total intrinsic value of options exercised was $1,833 and $4,148 for the periods ended March 30, 2025 and March 31, 2024, respectively.
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the three months ended March 30, 2025 and March 31, 2024 can range from 0% to 250% of the targeted amounts.
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
During the three months ended March 30, 2025 and March 31, 2024, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.
We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 20

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended March 30, 2025 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	538,803	$204.65
Granted	420,478	$166.02
Performance assumption change (1)	79,674	$268.24
Vested	(273,976)	$207.25
Forfeited	(27,134)	$204.08
Outstanding as of March 30, 2025	737,845	$188.55
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

	Three Months Ended
	March 30, 2025	March 31, 2024
Units granted	420,478	315,389
Weighted-average fair value at date of grant	$166.02	$196.16
Monte Carlo simulation assumptions:
Estimated values	$65.27	$84.13
Dividend yields	3.3%	2.8%
Expected volatility	21.7%	18.5%

The fair value of shares vested totaled $46,251 and $84,998 for the periods ended March 30, 2025 and March 31, 2024, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 244,525 units as of March 30, 2025. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 21

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

13. SEGMENT INFORMATION
The Company reports its operations through three segments: (i) North America Confectionery, (ii) North America Salty Snacks and (iii) International. This organizational structure aligns with how our CODM, Michele Buck, Chairman of the Board, President, and Chief Executive Officer, manages our business, including resource allocation and performance assessment, and further aligns with our product categories and the key markets we serve.
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

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 22

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

For the three months ended March 30, 2025	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$2,300,140	$277,798	$227,481	$2,805,419
Cost of sales	1,315,076	180,638	153,984
SM&A expense	288,690	55,307	44,771
Total segment income	$696,374	$41,853	$28,726	$766,953
Unallocated corporate expense (1)				160,425
Unallocated mark-to-market losses on commodity derivatives				211,453
Costs associated with business realignment activities (see Note 9)				25,854
Operating profit				$369,221
Interest expense, net (see Note 4)				44,622
Other (income) expense, net (see Note 17)				945
Income before income taxes				$323,654

For the three months ended March 31, 2024	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$2,707,310	$275,106	$270,333	$3,252,749
Cost of sales	1,428,391	183,747	179,932
SM&A expense	330,724	52,654	47,651
Total segment income	$948,195	$38,705	$42,750	$1,029,650
Unallocated corporate expense (1)				172,899
Unallocated mark-to-market gains on commodity derivatives				(218,015)
Costs associated with business realignment activities (see Note 9)				16,666
Operating profit				$1,058,100
Interest expense, net (see Note 4)				39,822
Other (income) expense, net (see Note 17)				32,020
Income before income taxes				$986,258
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
Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in income	$53,857	$(197,764)
Net gains (losses) on commodity derivative positions reclassified from unallocated to segment income	157,596	(20,251)
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$211,453	$(218,015)
As of March 30, 2025, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $198,776. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax gains on commodity derivatives of $163,720 to segment operating results in the next twelve months.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 23

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
North America Confectionery	$69,773	$62,421
North America Salty Snacks	21,846	19,843
International	6,185	6,071
Corporate	21,760	19,429
Total	$119,564	$107,764

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Net sales:
United States	$2,467,754	$2,854,432
All other countries	337,665	398,317
Total	$2,805,419	$3,252,749
14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Three Months Ended March 30, 2025
	Shares	Dollars
		In thousands
Shares issued for stock options and incentive compensation	(213,935)	$(8,991)
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

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 24

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

	Three Months Ended
	March 30, 2025		March 31, 2024
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$203,600	$67,994	$205,411	$67,994
Allocation of undistributed earnings	(35,496)	(11,895)	393,508	130,540
Total earnings—basic	$168,104	$56,099	$598,919	$198,534

Denominator (shares in thousands):
Total weighted-average shares—basic	148,097	54,614	149,609	54,614

Earnings Per Share—basic	$1.14	$1.03	$4.00	$3.64

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$168,104	$56,099	$598,919	$198,534
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	56,099	—	198,534	—
Reallocation of undistributed earnings	—	26	—	(425)
Total earnings—diluted	$224,203	$56,125	$797,453	$198,109

Denominator (shares in thousands):
Number of shares used in basic computation	148,097	54,614	149,609	54,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	54,614	—	54,614	—
Employee stock options	196	—	318	—
Performance and restricted stock units	234	—	334	—
Total weighted-average shares—diluted	203,141	54,614	204,875	54,614

Earnings Per Share—diluted	$1.10	$1.03	$3.89	$3.63
The earnings per share calculations for the three months ended March 30, 2025 and March 31, 2024 excluded 27 and 12 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 25

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$—	$31,391
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	1,320	638
Other (income) expense, net	(375)	(9)
Total	$945	$32,020

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 26

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain asset accounts included within our Consolidated Balance Sheets are as follows:

	March 30, 2025	December 31, 2024
Inventories:
Raw materials	$767,802	$477,592
Goods in process	305,364	204,674
Finished goods	986,432	990,785
Inventories at First In First Out	2,059,598	1,673,051
Adjustment to Last In First Out	(592,265)	(418,957)
Total inventories	$1,467,333	$1,254,094

Prepaid expenses and other:
Prepaid expenses	$165,291	$269,792
Other current assets	776,627	704,423
Total prepaid expenses and other	$941,918	$974,215

Property, plant and equipment:
Land	$195,475	$194,502
Buildings	2,010,638	1,991,937
Machinery and equipment	4,248,792	4,147,530
Construction in progress	405,561	478,842
Property, plant and equipment, gross	6,860,466	6,812,811
Accumulated depreciation	(3,423,485)	(3,353,958)
Property, plant and equipment, net	$3,436,981	$3,458,853

Other non-current assets:
Pension	$39,031	$41,298
Capitalized software, net	360,577	367,087
Operating lease ROU assets	357,070	337,739
Investments in unconsolidated affiliates	209,578	212,928
Other non-current assets	160,573	152,815
Total other non-current assets	$1,126,829	$1,111,867

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 27

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of certain liability and stockholders’ equity accounts included within our Consolidated Balance Sheets are as follows:
	March 30, 2025	December 31, 2024
Accounts payable:
Accounts payable—trade	$775,019	$807,918
Supplier finance program obligations	305,180	215,122
Other	335,261	136,137
Total accounts payable	$1,415,460	$1,159,177

Accrued liabilities:
Payroll, compensation and benefits	$170,892	$226,774
Advertising, promotion and product allowances	379,927	359,986
Operating lease liabilities	45,682	40,636
Other	230,446	179,945
Total accrued liabilities	$826,947	$807,341

Other long-term liabilities:
Post-retirement benefits liabilities	$85,790	$87,006
Pension benefits liabilities	29,168	33,837
Operating lease liabilities	319,640	304,767
Other	241,659	262,649
Total other long-term liabilities	$676,257	$688,259

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(167,837)	$(177,741)
Pension and post-retirement benefit plans, net of tax	(119,987)	(122,098)
Cash flow hedges, net of tax	(3,475)	(4,051)
Total accumulated other comprehensive loss	$(291,299)	$(303,890)

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 28

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. This MD&A should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2025 (“this Quarterly Report on Form 10-Q”). This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2024 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
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
Business Acquisitions
On March 31, 2025, we entered into a Merger Agreement to acquire LesserEvil, LLC, a privately held company that produces and sells organic popcorn and puffed snack products to retailers and distributors in the United States and Canada, which complements Hershey’s existing product portfolio. The Company expects the acquisition to close by mid-2025 pending the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
On November 8, 2024, we completed the acquisition of the Sour Strips brand from Actual Candy, LLC. Sour Strips is an emerging sour candy brand and is available in a wide range of food distribution channels in the United States.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 29

TRENDS AFFECTING OUR BUSINESS
Throughout the first three months of 2025, we experienced a dynamic macroeconomic environment, including shifts in consumer behavior and continued price volatility related to select commodities, resulting in corresponding incremental costs and gross margin pressures, and net sales and net income declines. Despite specific actions taken to mitigate these gross margin pressures, higher prices for direct materials used to manufacture our products were, and continue to be, the primary incremental cost to our business (see Consolidated Results of Operations included in this MD&A). We utilize many exchange traded commodities for our business that are subject to price volatility, specifically cocoa products, which continued to experience elevated market prices compared to historical levels (see Part I, Item 3 - Quantitative and Qualitative Disclosures about Market Risk included in this Quarterly Report on Form 10-Q).
Furthermore, certain geopolitical events, specifically changes in global trade policies including recently announced tariffs on U.S. imports and the potential for additional tariffs, have increased global economic and political uncertainty. For the three months ended March 30, 2025, the imposition of tariffs on U.S. imports and retaliatory tariffs, did not have a material impact on our results of operations, commodity prices or supply availability. However, we are continuing to monitor the ongoing negotiations related to tariffs, specifically, goods imported into the U.S. from Canada, Mexico and other countries, as well as export markets, in which we have significant business operations, all of which may result in material adverse effects on our results of operations. The scope and length of tariffs, including their effects on the broader economy and our business, remain uncertain. These outcomes may be influenced by factors such as continued U.S. negotiations with impacted countries, retaliatory measures from other nations, possible tariff exemptions, public sentiment toward U.S. products and companies, and the domestic availability of lower-cost alternatives.
Additionally, with recent leadership changes at the U.S. Department of Health and Human Services and the U.S. Food and Drug Administration (“FDA”), as well as the Make America Healthy Again movement, the food industry is subject to increasing laws and regulations, including nutrition, food date labeling and traceability recordkeeping requirements, as well as changes in consumer expectations and behavior. For example, in April 2025, it was announced that the FDA intends to phase out the approved use of petroleum-based synthetic dyes in food products. While the Company has historically taken measures to remove certain food dyes from our products, and this did not have a material impact on our consolidated results for the three months ended March 30, 2025, the Company anticipates continued developments in food industry legislation and regulatory requirements, which may result in incremental costs to our business. The significance of the impact remains uncertain at this time, as the Company continues to monitor and evaluate the evolving legal and regulatory landscape.

As of March 30, 2025, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements in both the short-term and in the long-term; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).

Based on the length and severity of the fluctuating macroeconomic environment, including price volatility for our commodities, the possibility of a recession, changes in consumer shopping and consumption behavior, and changes in geopolitical events, including the imposition of tariffs and retaliatory tariffs, we may continue to experience increasing supply chain costs, higher inflation and other impacts to our business. We will continue to evaluate the nature and extent of these evolving impacts on our business, consolidated results of operations, segment results, liquidity and capital resources.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 30

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 30, 2025	March 31, 2024	Percent Change
In millions of dollars except per share amounts
Net sales	$2,805.4	$3,252.7	(13.8)%
Cost of sales	1,861.2	1,576.6	18.0%
Gross profit	944.3	1,676.1	(43.7)%
Gross margin	33.7%	51.5%
Selling, marketing & administrative (“SM&A”) expenses	558.7	618.0	(9.6)%
SM&A expense as a percent of net sales	19.9%	19.0%
Business realignment activities	16.4	—	NM
Operating profit	369.2	1,058.1	(65.1)%
Operating profit margin	13.2%	32.5%
Interest expense, net	44.6	39.8	12.1%
Other (income) expense, net	0.9	32.0	(97.0)%
Provision for income taxes	99.5	188.8	(47.3)%
Effective income tax rate	30.7%	19.1%
Net income	$224.2	$797.5	(71.9)%
Net income per share—diluted	$1.10	$3.89	(71.7)%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - First Quarter 2025 vs. First Quarter 2024
Net Sales
Net sales were $2,805.4 million in the first quarter of 2025 compared to $3,252.7 million in the same period of 2024, a decrease of $447.3 million, or 13.8%. The net sales decrease was driven by a volume decline of approximately 15%, primarily related to everyday core U.S. confection, as a result of accelerated shipments in the first quarter of 2024 in anticipation of our enterprise resource planning (“ERP”) system implementation, which was completed in the beginning of the second quarter of 2024, and declines in our International reportable segment. Foreign currency exchange rates resulted in an unfavorable impact of less than 1%. The net sales decrease was partially offset by a favorable price realization of approximately 2%, driven by higher list prices across our North America Confectionery segment.
Key U.S. Marketplace Metrics
For the first quarter of 2025, our total U.S. retail takeaway declined 6.7% in the expanded multi-outlet combined plus convenience store channels (Circana MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway declined 9.0% and experienced a CMG market share decline of 46 basis points. Declines were primarily driven by the timing of Easter, which shifted into mid-April in 2025, compared to March in 2024. Our Salty consumer takeaway increased 9.6% in the first quarter of 2025 and experienced a Salty market share increase of 37 basis points.
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

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 31

Cost of Sales and Gross Margin
Cost of sales were $1,861.2 million in the first quarter 2025 compared to $1,576.6 million in the same period 2024, an increase of $284.6 million, or 18.0%. The increase was driven by $618.9 million of higher costs, primarily due to unfavorable commodity costs from cocoa and $251.6 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases (See Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q for more information). The increase was partially offset by $334.3 million, primarily related to lower sales volume and lower supply chain costs, in line with the declines in net sales noted above.
Gross margin was 33.7% in the first quarter of 2025 compared to 51.5% in the same period of 2024, a decrease of 1,790 basis points. The decrease was driven by unfavorable activity on our mark-to-market impact from commodity derivative instruments, lower sales volume, unfavorable commodity costs, and unfavorable mix. The decrease was partially offset by lower supply chain costs and favorable price realization.
SM&A Expenses
SM&A expenses were $558.7 million in the first quarter of 2025 compared to $618.0 million in the same period of 2024, a decrease of $59.3 million, or 9.6%. Total advertising and related consumer marketing expenses decreased 14.2% driven primarily by a decrease in the North America Confectionery segment, partially offset by an increase in North America Salty Snacks. SM&A expenses, excluding advertising and related consumer marketing, decreased 7.0% in the first quarter of 2025 driven by lower compensation costs across our reportable segments, as well as $4.6 million of incremental business realignment costs.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Excluding the portion recorded within Cost of Sales and SM&A expenses (as noted above), we recorded $16.4 million business realignment costs during the first quarter of 2025. The costs in the first quarter of 2025 related to the Advancing Agility & Automation (“AAA”) Initiative, which commenced in 2024, focused on leveraging new technology to improve supply chain and manufacturing-related spend, and optimize selling, general and administrative expenses. There were no business realignments costs in the first quarter of 2024. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit was $369.2 million in the first quarter of 2025 compared to $1,058.1 million in the same period of 2024, a decrease of $688.9 million, or 65.1%. The decrease was primarily due to lower gross profit and higher business realignment costs, partially offset by lower SM&A expenses, as noted above. Operating profit margin decreased to 13.2% in 2025 from 32.5% in 2024 driven by the same factors noted above that resulted in lower gross margin for the period.
Interest Expense, Net
Net interest expense was $44.6 million in the first quarter of 2025 compared to $39.8 million in the same period of 2024, an increase of $4.8 million, or 12.1%. The increase was primarily due to higher long-term debt balances in 2025 versus 2024, driven by the February 2025 debt issuance.
Other (Income) Expense, Net
Other (income) expense, net was $0.9 million in the first quarter of 2025 versus net expense of $32.0 million in the first quarter of 2024, a decrease of $31.1 million, or 97.0%. The decrease in net expense was primarily driven by $31.4 million of lower write-downs on equity investments qualifying for tax credits in 2025 versus the first quarter of 2024, partially offset by an increase of $0.7 million of non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 32

Income Taxes and Effective Tax Rate
The effective income tax rate was 30.7% for the first quarter of 2025 compared with 19.1% for the first quarter of 2024. Relative to the 21% statutory rate, the 2025 effective tax rate was primarily impacted by foreign tax differential and state taxes. Relative to the 21% statutory rate, the 2024 effective tax rate was impacted by investment tax credits partially offset by state taxes.
Net Income and Earnings Per Share-diluted
Net income was $224.2 million in the first quarter of 2025 compared to $797.5 million in the same period of 2024, a decrease of $573.3 million, or 71.9%. EPS-diluted was $1.10 in the first quarter of 2025 compared to $3.89 in the first quarter of 2024, a decrease of $2.79, or 71.7%. The decrease in both net income and EPS-diluted was driven by lower gross profit, higher business realignment costs and higher interest expense, partially offset by lower other income and expenses, lower income taxes and lower SM&A expenses. Our 2025 EPS-diluted benefited from lower weighted-average shares outstanding.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 33

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
Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
In millions of dollars
Net Sales:
North America Confectionery	$2,300.1	$2,707.3
North America Salty Snacks	277.8	275.1
International	227.5	270.3
Total	$2,805.4	$3,252.7

Segment Income:
North America Confectionery	$696.4	$948.2
North America Salty Snacks	41.9	38.7
International	28.7	42.8
Total segment income	767.0	1,029.7
Unallocated corporate expense (1)	160.4	172.9
Unallocated mark-to-market losses (gains) on commodity derivatives (2)	211.5	(218.0)
Costs associated with business realignment activities	25.9	16.7
Operating profit	369.2	1,058.1
Interest expense, net	44.6	39.8
Other (income) expense, net	0.9	32.0
Income before income taxes	$323.7	$986.3
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

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery results, which accounted for 82.0% and 83.2% of our net sales for the three months ended March 30, 2025 and March 31, 2024, respectively, were as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024	Percent Change
In millions of dollars
Net sales	$2,300.1	$2,707.3	(15.0)%
Segment income	696.4	948.2	(26.6)%
Segment margin	30.3%	35.0%
NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - First Quarter 2025 vs. First Quarter 2024
Net sales of our North America Confectionery segment were $2,300.1 million in the first quarter of 2025 compared to $2,707.3 million in the same period of 2024, a decrease of $407.16 million, or 15.0%. The decrease was driven by volume declines of approximately 18%, primarily due to a decrease in everyday core U.S. confection as a result of accelerated shipments in the first quarter of 2024 in anticipation of our ERP system implementation, which was completed in the beginning of the second quarter of 2024. The decrease was partially offset by favorable price realization of approximately 3%, primarily due to list price increases on certain products across our portfolio.
Our North America Confectionery segment income was $696.4 million in the first quarter of 2025 compared to $948.2 million in the same period of 2024, a decrease of $251.8 million, or 26.6%. The decrease was predominantly due to lower volume and higher commodity costs, partially offset by lower supply chain costs, favorable price realization, lower advertising and related consumer marketing costs, and net savings from the execution of our AAA Initiative.

North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks results, which accounted for 9.9% and 8.5% of our net sales for the three months ended March 30, 2025 and March 31, 2024, respectively, were as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024	Percent Change
In millions of dollars
Net sales	$277.8	$275.1	1.0%
Segment income	41.9	38.7	8.1%
Segment margin	15.1%	14.1%
NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - First Quarter 2025 vs. First Quarter 2024
Net sales of our North America Salty Snacks segment were $277.8 million in the first quarter of 2025 compared to $275.1 million in the same period of 2024, an increase of $2.7 million, or 1.0%. The increase was due to volume increases of approximately 4%, primarily driven by Dot’s Homestyle Pretzels. The increase was partially offset by unfavorable price realization of approximately 3% across our portfolio.
Our North America Salty Snacks segment income was $41.9 million in the first quarter of 2025 compared to $38.7 million in the same period of 2024, an increase of $3.2 million, or 8.1%. The increase was predominantly due to volume increases, as noted above, lower supply chain costs, and net savings from the execution of our AAA Initiative, partially offset by unfavorable price realization and increased advertising and related consumer marketing costs.
International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Latin America, as well as Europe, Asia, the Middle East and Africa (“MEA”) and other regions. International results, which accounted for 8.1% and 8.3% of our net sales for the three months ended March 30, 2025 and March 31, 2024, respectively, were as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024	Percent Change
In millions of dollars
Net sales	$227.5	$270.3	(15.9)%
Segment income	28.7	42.8	(32.9)%
Segment margin	12.6%	15.8%
NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - First Quarter 2025 vs. First Quarter 2024
Net sales of our International segment were $227.5 million in the first quarter of 2025 compared to $270.3 million in the same period of 2024, a decrease $42.9 million, or 15.9%. The decrease was due to volume declines of approximately 8% across the segment, as well as an unfavorable impact from foreign currency exchange rates of approximately 8%, primarily driven by Mexico, Brazil and Latin America. The decrease was partially offset by favorable price realization of approximately 1%, primarily driven by Mexico, Brazil and Latin America.
Our International segment generated income of $28.7 million in the first quarter of 2025 compared to $42.8 million in the first quarter of 2024, a decrease of $14.1 million, or 32.9%, driven primarily by volume declines, an unfavorable impact from foreign currency exchange rates, partially offset by lower supply chain costs and net savings from the execution of our AAA Initiative.
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
In the first quarter of 2025, unallocated corporate expense totaled $160.4 million, as compared to $172.9 million in the first quarter of 2024, a decrease of $12.5 million, or 7.2%. The decrease was primarily driven by lower compensation and benefits costs, decreased investments in capabilities and technology, as a result of the completion of the upgrade of our new ERP system across the enterprise in 2024 and lower acquisition and integration related costs.
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
At March 30, 2025, our cash and cash equivalents totaled $1.5 billion, an increase of $784.5 million compared to the 2024 year-end balance. Additional detail regarding the net uses of cash are outlined in the following discussion. Additionally, at March 30, 2025, we had outstanding short- and long-term debt totaling $5.9 billion, of which $603.6 million was classified as the current portion of long-term debt. Of the $603.6 million, $300 million of 0.900% Notes are due upon maturity on June 1, 2025 and $300 million of 3.200% Notes are due upon maturity on August 21, 2025. We believe we can satisfy these debt obligations with cash generated from our operations, issuing new debt, and/or by borrowing on our unsecured credit facility.
Approximately 55% of the balance of our cash and cash equivalents at March 30, 2025 was held by subsidiaries domiciled outside of the United States. A majority of our cash and cash equivalents balance is distributable to the United States without material tax implications, such as withholding tax. We intend to continue to reinvest the remainder of this balance outside of the United States for which there would be a material tax implication to distributing for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 34

Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Three Months Ended
In millions of dollars	March 30, 2025	March 31, 2024
Net cash provided by (used in):
Operating activities	$396.7	$569.2
Investing activities	(147.0)	(227.6)
Financing activities	537.1	(221.7)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	(1.4)
Net change in cash and cash equivalents	$784.5	$118.5
Operating activities
We generated cash of $396.7 million from operating activities in the first three months of 2025, a decrease of $172.5 million compared to $569.2 million in the same period of 2024. This decrease in net cash provided by operating activities was mainly driven by the following factors:
•Other assets and liabilities consumed cash of $369.9 million in 2025, compared to $22.3 million in 2024. This $347.6 million fluctuation was primarily driven by the timing of certain prepaid expenses and other current assets.
•Timing of income tax payments generated cash of $80.2 million in 2025, compared to $147.5 million in 2024. This $67.4 million fluctuation was primarily due to the variance in actual tax expense for 2025 relative to the timing of quarterly estimated tax payments. We paid cash of $38.9 million for income taxes during 2025 compared to $31.3 million in the same period of 2024.
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, a write-down of equity investments, unrealized gains and losses on derivative contracts and other charges) resulted in $49.8 million of lower cash flow in 2025 relative to 2024.
•The decrease in cash provided by operating activities was partially offset by the following net cash inflows:
◦In the aggregate, select net working capital items, specifically, trade accounts receivable, inventory, accounts payable and accrued liabilities, generated cash of $55.4 million in 2025, compared to consumed cash of $237.7 million in 2024. This $293.0 million fluctuation was mainly driven by accounts receivable due to a decrease in sales, a decrease in accounts payable and accrued liabilities due to the timing of vendor and supplier payments, partially offset by higher inventory levels.
Investing activities
We used cash of $147.0 million for investing activities in the first three months of 2025, a decrease of $80.6 million compared to $227.6 million in the same period of 2024. This decrease in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, capacity expansion, innovation and cost savings, were $145.5 million in the first three months of 2025 compared to $213.3 million in the same period of 2024. The decrease in our 2025 capital expenditures is largely driven by the wind down of our key strategic initiatives, including completion of the upgrade of a new ERP system across the enterprise in 2024. We expect 2025 capital expenditures, including capitalized software, to approximate $425 million to $450 million, as capital spending as a percentage of sales is expected to return to historical levels. We intend to use our existing cash and internally generated funds to meet our 2025 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We received payments of approximately $3.6 million in the first three months of 2025, compared to investing $13.9 million in the same period of 2024.
•Other investing activities. In the first three months of 2025 and 2024, our other investing activities were minimal.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 35

Financing activities
We generated cash of $537.1 million for financing activities in the first three months of 2025, a increase of $758.8 million compared to cash used of $221.7 million in the same period of 2024. This increase in net cash generated in financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first three months of 2025, we used cash of $1.2 billion to reduce short-term commercial paper borrowings and short-term foreign bank borrowings. During the first three months of 2024, we generated cash of $569.9 million predominately through the issuance of short-term commercial paper, as well as an increase in short-term foreign bank borrowings.
•Long-term debt borrowings and repayments. During the first three months of 2025, we issued $500 million of 4.550% Notes due in February 2028, $500 million of 4.750% Notes due in February 2030, $500 million of 4.950% Notes due in February 2032 and $500 million of 5.100% Notes due in February 2035 (together, the “2025 Notes”). Proceeds from the issuance of the 2025 Notes, net of discounts and issuance costs, totaled $2.0 billion. We had minimal repayment activity. During the first three months of 2024, long-term debt borrowings and repayments were minimal.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $271.6 million during the first three months of 2025, a decrease of $1.8 million compared to $273.4 million in the same period of 2024. Details regarding our 2025 cash dividends paid to stockholders are as follows:

Quarter Ended
In millions of dollars except per share amounts	March 30, 2025
Dividends paid per share – Common stock	$1.370
Dividends paid per share – Class B common stock	$1.245
Total cash dividends paid	$271.6
Declaration date	February 5, 2025
Record date	February 17, 2025
Payment date	March 14, 2025
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

	Three Months Ended
In millions	March 30, 2025	March 31, 2024
Shares repurchased in the open market under pre-approved share repurchase programs (1)	—	400.0
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	$—	$94.2
Cash used for total share repurchases (excluding excise tax)	$—	$494.2
Total shares repurchased under pre-approved share repurchase programs	—	2.0

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 36

(1) In May 2021, our Board of Directors approved a $500 million share repurchase authorization, which was completed as of March 31, 2024. In December 2023, our Board of Directors approved an additional $500 million share repurchase authorization. This program commenced after the existing May 2021 authorization was completed and is to be utilized at management’s discretion. As a result of the share repurchase authorization, approximately $470 million remains available for repurchases under our December 2023 share repurchase authorization. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
•Proceeds from exercised stock options and employee tax withholding. During the first three months of 2025, we received $2.7 million from employee exercises of stock options and paid $12.6 million of employee taxes withheld from share-based awards. During the first three months of 2024, we received $4.1 million from employee exercises of stock options and paid $26.4 million of employee taxes withheld from share-based awards. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Unaudited Consolidated Financial Statements.
Critical Accounting Estimates
For information regarding the Company’s critical accounting estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K. There have been no material changes to the Company’s critical accounting estimates since December 31, 2024.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 37

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

The factors that could cause our actual results to differ materially from the results projected in our forward-looking statements include, but are not limited to the following:

•Our Company’s reputation or brand image might be impacted as a result of issues, concerns or regulatory changes relating to the quality and safety of our products, ingredients or packaging, human and workplace rights, and other environmental, social or governance matters, which in turn could result in litigation or otherwise negatively impact our operating results;

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

•Increases in raw material and energy costs along with the availability of adequate supplies of raw materials could continue to affect future financial results;

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

•Changes in governmental laws, regulations and policies, including taxes and tariffs, could increase our costs and liabilities or impact demand for our products;

•Political, economic and/or financial market conditions, including impacts on our business arising from the ongoing conflict between Russia and Ukraine, could negatively impact our financial results;

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 38

•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations; and

•Such other matters as discussed in our 2024 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including Part II, Item 1A, ”Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The total amount of short-term debt, net of cash, amounted to net cash positions of $1,371 million and net debt of $576 million, at March 30, 2025 and December 31, 2024, respectively. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of March 30, 2025 would have changed interest expense by approximately $3.4 million for the first three months of 2025 and $7.0 million for 2024.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at March 30, 2025 and December 31, 2024 by approximately $307 million and $169 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
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
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $29.0 million as of March 30, 2025 and $32.3 million as of December 31, 2024, generally offset by a reduction in foreign exchange associated with our transactional activities.
Commodities—Price Risk Management and Derivative Contracts
We use futures and options contracts and other commodity derivative instruments in combination with forward purchasing of cocoa products, sugar, corn products, certain dairy products, wheat products, natural gas and diesel fuel primarily to mitigate price volatility and provide visibility to future costs within our supply chain. Significant changes impacting our commodity price risk management since our 2024 Annual Report on Form 10-K are described below.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 39

Cocoa Products
During the first three months of 2025, the average cocoa futures contract price was $4.30 per pound, with a trading range of $3.63 to $4.88 per pound, based on the Intercontinental Exchange futures contract. This average cocoa futures contract price represents an increase of approximately 25% compared to the 2024 annual average of $3.45 per pound.

The cocoa supply-demand state is improving primarily due to favorable weather conditions, which have enabled the supply in Ghana and Ivory Coast to improve following the unfavorable 2023 – 2024 season. Additionally, supply in the rest of the world continues to expand rapidly; however, the increase in prices have negatively impacted the demand for cocoa. The price outlook for cocoa remains uncertain due to significant liquidity and volatility events in the market, which may have an impact on our financial condition and results of operations.

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
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $274.7 million as of March 30, 2025 and $667.4 million as of December 31, 2024. At the end of the first quarter of 2025, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $53.8 million, generally offset by a reduction in the cost of the underlying commodity purchases.
For additional information about our market risks, see Item 7A under Part II of our 2024 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 40

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2025.
Changes in Internal Controls Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the quarter ended March 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 41

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 15 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report on Form 10-K (the "2024 Form 10-K") and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
There were no purchases of our Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Hershey, during the three months ended March 30, 2025.
During the three months ended March 30, 2025, no shares of Common Stock were purchased in open market transactions in connection with our standing authorization to buy back shares sufficient to offset those issued under incentive compensation plans, which authorization does not have a dollar or share limit and is not included in our share repurchase authorizations described in the following paragraph.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 42

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
The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended March 30, 2025, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5–1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period.

Name and Title	Date of Adoption of 10b5-1 Plan	Duration of 10b5-1 Plan(1)	Aggregate Number of Securities to be Sold or Purchased
Rohit Grover Senior Vice President, International	2/25/2025	12/31/2025	Sell 4,000 shares
Jennifer L. McCalman Vice President, Chief Accounting Officer	2/25/2025	8/28/2025	Sell 974 shares
James Turoff Senior Vice President, General Counsel and Secretary	2/25/2025	11/28/2025	Sell 3,900 shares

(1) The plan duration is until the date listed in this column or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 43

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005.
3.2	The Company's By-laws, as amended and restated as of March 4, 2025, are incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 10, 2025.
4.1
Indenture between The Hershey Company and U.S. Bank National Association, as Trustee, dated as of May 14, 2009 (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-3 of The Hershey Company (File No. 333-159246), filed on May 14, 2009).

4.2
The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:
1) 4.550% Notes due 2028 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K, dated February 24, 2025).
2) 4.750% Notes due 2030 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K, dated February 24, 2025).
3) 4.950% Notes due 2032 (incorporated by reference from Exhibit 4.3 to the Company's Current Report on Form 8-K, dated February 24, 2025).
4) 5.100% Notes due 2035 (incorporated by reference from Exhibit 4.4 to the Company's Current Report on Form 8-K, dated February 24, 2025).
The Company undertakes to furnish copies of the agreements governing these debt instruments to the Securities and Exchange Commission upon its request.

10.1
Executive Employment Agreement, Amended and Restated as of January 9, 2025, by and between The Hershey Company and Michele G. Buck, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 15, 2025.+

10.2	Form of Notice of Special Award of Restricted Stock Units (Retention Equity), is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2025.+
10.3	Form of Notice of Special Award of Restricted Stock Units (Replacement Equity).*+
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	May 1, 2025	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2025	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q1 2025 Form 10-Q | Page 45