Form 10-Q/A
period 2025-03-30
HERSHEY CO
filed 2025-07-03
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

The Hershey Company (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2025, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2025 (the “Original Filing”). Following the amendment to the Original Filing on May 20, 2025 (“Amendment No. 1”), which revised Part II “Item 5. Other Information” to include a Rule 10b5-1 trading arrangement entered into by Michele Buck, Chairman, President and Chief Executive Officer of the Company, during the quarter ended March 30, 2025 that was inadvertently omitted from the Original Filing, it has come to our attention that, through administrative error, Amendment No. 1 failed to reflect a subsequent modification of Ms. Buck’s Rule 10b5-1 trading arrangement that was entered into the day after the trading plan. This Amendment is being filed to correct that disclosure to provide information about the 10b5-1 trading plan, as modified.

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

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or Amendment No. 1 or reflect any events that have occurred after the Original Filing was made. Information in the Original Filing not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing, Amendment No. 1 and the Company’s other filings with the SEC.

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

Name and Title	Date of Adoption of 10b5-1 Plan	Duration of 10b5-1 Plan(1)	Aggregate Number of Securities to be Sold or Purchased
Michele G. Buck Chairman, President & Chief Executive Officer	2/27/2025 (modified 2/28/2025)(2)	10/31/2025	Sell 108,370 shares(2)
Rohit Grover Senior Vice President, International	2/25/2025	12/31/2025	Sell 4,000 shares
Jennifer L. McCalman Vice President, Chief Accounting Officer	2/25/2025	8/28/2025	Sell 974 shares
James Turoff Senior Vice President, General Counsel and Secretary	2/25/2025	11/28/2025	Sell 3,900 shares

(1) The plan duration is until the date listed in this column or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.
(2) On February 28, 2025, Ms. Buck modified the Rule 10b5-1 Plan that she adopted on February 27, 2025, solely to increase the number of securities to be sold under the plan by 77,160 shares, up from 31,210, for a total of 108,370 shares to be sold under such plan.

The Hershey Company | Q1 2025 Form 10-Q/A | Page 2

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

The Hershey Company | Q1 2025 Form 10-Q/A | Page 3

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	July 3, 2025	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	July 3, 2025	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

The Hershey Company | Q1 2025 Form 10-Q/A | Page 4