Form 10-Q
period 2025-06-29
HERSHEY CO
filed 2025-07-30
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
Common Stock, one dollar par value—148,110,715 shares, as of July 25, 2025.
Class B Common Stock, one dollar par value—54,613,514 shares, as of July 25, 2025.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended June 29, 2025

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales	$2,614,718	$2,074,480	$5,420,137	$5,327,229
Cost of sales	1,818,445	1,240,735	3,679,597	2,817,403
Gross profit	796,273	833,745	1,740,540	2,509,826
Selling, marketing and administrative expense	603,207	540,987	1,161,879	1,158,968
Business realignment costs	255	4,937	16,629	4,937
Operating profit	192,811	287,821	562,032	1,345,921
Interest expense, net	46,035	41,373	90,657	81,195
Other (income) expense, net	(2,336)	574	(1,391)	32,594
Income before income taxes	149,112	245,874	472,766	1,232,132
Provision for income taxes	86,393	64,980	185,844	253,785
Net income	$62,719	$180,894	$286,922	$978,347

Net income per share—basic:
Common stock	$0.32	$0.92	$1.45	$4.93
Class B common stock	$0.29	$0.83	$1.31	$4.48

Net income per share—diluted:
Common stock	$0.31	$0.89	$1.41	$4.80
Class B common stock	$0.29	$0.83	$1.32	$4.47

Dividends paid per share:
Common stock	$1.370	$1.370	$2.740	$2.740
Class B common stock	$1.245	$1.245	$2.490	$2.490

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended						For the Six Months Ended
	June 29, 2025			June 30, 2024			June 29, 2025			June 30, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$62,719			$180,894			$286,922			$978,347
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$21,641	$—	21,641	$(26,844)	$—	(26,844)	$31,545	$—	31,545	$(31,842)	$—	(31,842)
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and service cost	(21)	(112)	(133)	286	(15)	271	(67)	(144)	(211)	238	(8)	230
Reclassification to earnings	2,882	(676)	2,206	2,537	(609)	1,928	5,765	(1,370)	4,395	5,078	(1,218)	3,860
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(6,305)	1,495	(4,810)	2,522	(238)	2,284	(6,430)	1,342	(5,088)	3,857	(322)	3,535
Reclassification to earnings	2,520	(549)	1,971	1,796	(213)	1,583	3,466	(641)	2,825	3,650	(968)	2,682
Total other comprehensive income (loss), net of tax	$20,717	$158	20,875	$(19,703)	$(1,075)	(20,778)	$34,279	$(813)	33,466	$(19,019)	$(2,516)	(21,535)
Comprehensive income			$83,594			$160,116			$320,388			$956,812

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 29, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$912,345	$730,746
Accounts receivable—trade, net	820,220	800,402
Inventories	1,842,295	1,254,094
Prepaid expenses and other	850,693	974,215
Total current assets	4,425,553	3,759,457
Property, plant and equipment, net	3,442,194	3,458,853
Goodwill	2,713,018	2,705,753
Other intangibles	1,912,610	1,873,866
Other non-current assets	1,111,333	1,111,867
Deferred income taxes	41,029	37,065
Total assets	$13,645,737	$12,946,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,450,549	$1,159,177
Accrued liabilities	875,974	807,341
Accrued income taxes	98,795	51,036
Short-term debt	164,968	1,306,976
Current portion of long-term debt	303,021	604,965
Total current liabilities	2,893,307	3,929,495
Long-term debt	5,176,436	3,190,210
Other long-term liabilities	652,155	688,259
Deferred income taxes	409,221	424,243
Total liabilities	9,131,119	8,232,207

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2025 and 2024	—	—
Common stock, shares issued: 166,939,511 at June 29, 2025 and December 31, 2024	166,939	166,939
Class B common stock, shares issued: 54,613,514 at June 29, 2025 and December 31, 2024	54,614	54,614
Additional paid-in capital	1,387,873	1,377,226
Retained earnings	5,442,869	5,698,316
Treasury—common stock shares, at cost: 18,898,434 at June 29, 2025 and 19,169,956 at December 31, 2024	(2,267,253)	(2,278,551)
Accumulated other comprehensive loss	(270,424)	(303,890)
Total stockholders’ equity	4,514,618	4,714,654
Total liabilities and stockholders’ equity	$13,645,737	$12,946,861

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 29, 2025	June 30, 2024
Operating Activities
Net income	$286,922	$978,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243,397	218,185
Stock-based compensation expense	31,003	17,500
Deferred income taxes	(16,036)	(16,704)
Write-down of equity investments	—	31,391
Unrealized losses (gains) on derivative contracts	464,739	(191,142)
Other	42,761	35,235
Changes in assets and liabilities, net of business acquisition:
Accounts receivable—trade, net	(10,407)	(33,051)
Inventories	(576,571)	(128,122)
Prepaid expenses and other current assets	(447,678)	(90,937)
Accounts payable and accrued liabilities	382,684	19,944
Accrued income taxes	162,774	63,555
Contributions to pension and other benefit plans	(6,543)	(5,468)
Other assets and liabilities	(48,147)	(3,993)
Net cash provided by operating activities	508,898	894,740
Investing Activities
Capital additions (including software)	(230,615)	(343,457)
Receipts (payments) related to equity investments in tax credit qualifying partnerships	9,026	(46,053)
Purchase of intangible assets	(73,597)	—
Other investing activities	(6,595)	(222)
Net cash used in investing activities	(301,781)	(389,732)
Financing Activities
Net (decrease) increase in short-term debt	(1,151,638)	609,999
Long-term borrowings, net of debt issuance costs	1,984,545	—
Repayment of long-term debt and finance leases	(303,317)	(3,029)
Cash dividends paid	(542,825)	(543,926)
Repurchase of common stock	—	(494,191)
Proceeds from exercised stock options	6,940	8,285
Taxes withheld and paid on employee stock awards	(16,197)	(30,012)
Net cash used in financing activities	(22,492)	(452,874)
Effect of exchange rate changes on cash and cash equivalents	(3,026)	13,022
Net increase in cash and cash equivalents	181,599	65,156
Cash and cash equivalents, beginning of period	730,746	401,902
Cash and cash equivalents, end of period	$912,345	$467,058
Supplemental Disclosure
Interest paid	$92,348	$87,527
Income taxes paid	65,489	165,530

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 5

HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 29, 2025 and June 30, 2024
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, March 30, 2025	$—	$166,939	$54,614	$1,372,137	$5,652,065	$(2,269,560)	$(291,299)	$4,684,896
Net income					62,719			62,719
Other comprehensive income							20,875	20,875
Dividends (including dividend equivalents):
Common Stock, $1.370 per share					(203,921)			(203,921)
Class B Common Stock, $1.245 per share					(67,994)			(67,994)
Stock-based compensation				17,555				17,555
Exercise of stock options and incentive-based transactions				(1,819)		2,307		488
Balance, June 29, 2025	$—	$166,939	$54,614	$1,387,873	$5,442,869	$(2,267,253)	$(270,424)	$4,514,618

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, March 31, 2024	$—	$166,939	$54,614	$1,315,813	$5,087,126	$(2,285,370)	$(230,835)	$4,108,287
Net income					180,894			180,894
Other comprehensive loss							(20,778)	(20,778)
Dividends (including dividend equivalents):
Common Stock, $1.370 per share					(202,757)			(202,757)
Class B Common Stock, $1.245 per share					(67,994)			(67,994)
Stock-based compensation				11,619				11,619
Exercise of stock options and incentive-based transactions				(1,556)		2,130		574
Repurchase of common stock (including excise tax)						21		21
Balance, June 30, 2024	$—	$166,939	$54,614	$1,325,876	$4,997,269	$(2,283,219)	$(251,613)	$4,009,866

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 6

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 29, 2025 and June 30, 2024
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2024	$—	$166,939	$54,614	$1,377,226	$5,698,316	$(2,278,551)	$(303,890)	$4,714,654
Net income					286,922			286,922
Other comprehensive loss							33,466	33,466
Dividends (including dividend equivalents):
Common Stock, $2.740 per share					(406,381)			(406,381)
Class B Common Stock, $2.490 per share					(135,988)			(135,988)
Stock-based compensation				31,202				31,202
Exercise of stock options and incentive-based transactions				(20,555)		11,298		(9,257)
Balance, June 29, 2025	$—	$166,939	$54,614	$1,387,873	$5,442,869	$(2,267,253)	$(270,424)	$4,514,618

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2023	$—	$166,939	$54,614	$1,345,580	$4,562,263	$(1,800,232)	$(230,078)	$4,099,086
Net income					978,347			978,347
Other comprehensive income							(21,535)	(21,535)
Dividends (including dividend equivalents):
Common Stock, $2.740 per share					(407,353)			(407,353)
Class B Common Stock, $2.490 per share					(135,988)			(135,988)
Stock-based compensation				18,009				18,009
Exercise of stock options and incentive-based transactions				(37,713)		15,986		(21,727)
Repurchase of common stock (including excise tax)						(498,973)		(498,973)
Balance, June 30, 2024	$—	$166,939	$54,614	$1,325,876	$4,997,269	$(2,283,219)	$(251,613)	$4,009,866

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 7

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
Operating results for the quarter ended June 29, 2025 may not be indicative of the results that may be expected for the year ending December 31, 2025 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 8

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
2. BUSINESS ACQUISITIONS
LesserEvil, LLC
On March 31, 2025, we entered into a Merger Agreement to acquire LesserEvil, LLC, a privately held company that produces and sells organic popcorn and puffed snack products to retailers and distributors in the United States and Canada, which complements Hershey’s existing product portfolio. The Merger Agreement contains customary conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any law or order prohibiting the consummation of the transactions contemplated in the Merger Agreement and (iii) the accuracy, to specified degrees, of representations and warranties set forth therein and material compliance with covenants. If approved, the Company expects the acquisition to close by the end of 2025 and will be financed with cash on hand and short-term borrowings.

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
The acquisition has been accounted for as a business combination and, accordingly, Sour Strips has been included within the North America Confectionery segment from the date of acquisition. The purchase consideration, inclusive of the acquisition date fair value of the contingent consideration, was allocated to minimal net assets acquired, goodwill and other intangible assets. The purchase price allocation has been finalized as of the second quarter of 2025 and includes an immaterial amount of measurement period adjustments. The measurement period adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired and liabilities assumed, specifically, post-closing adjustments to the working capital acquired.
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

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 9

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the six months ended June 29, 2025 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Balance at December 31, 2024	$2,032,857	$657,001	$15,895	$2,705,753
Measurement period adjustments	1,382	—	—	1,382
Foreign currency translation	4,913	—	970	5,883
Balance at June 29, 2025	$2,039,152	$657,001	$16,865	$2,713,018

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	June 29, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,801,997	$(309,700)	$1,721,159	$(282,819)
Customer-related	554,072	(168,630)	552,594	(151,409)
Patents	7,948	(7,948)	7,579	(7,579)
Total	2,364,017	(486,278)	2,281,332	(441,807)

Intangible assets not subject to amortization:
Trademarks	34,871		34,341
Total other intangible assets	$1,912,610		$1,873,866
In the second quarter of 2025, the gross carrying amount of our intangible assets and corresponding accumulated amortization increased as a result of the purchase of the Fulfil brand in North America.
Total amortization expense for the three months ended June 29, 2025 and June 30, 2024 was $21,188 and $19,539, respectively. Total amortization expense for the six months ended June 29, 2025 and June 30, 2024 was $41,756 and $39,093, respectively.
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
The credit agreements governing the credit facility contain certain financial and other covenants, customary representations, warranties and events of default. As of June 29, 2025, we were in compliance with all covenants pertaining to the credit facility, and we had no significant compensating balance agreements that legally restricted access to these funds. For more information, refer to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 10

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	June 29, 2025	December 31, 2024
Short-term foreign bank borrowings against lines of credit	$164,968	$161,364
U.S. commercial paper	—	1,145,612
Total short-term debt	$164,968	$1,306,976
Weighted average interest rate on outstanding commercial paper	—%	4.5%
Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	June 29, 2025	December 31, 2024
0.900% Notes (1)	June 1, 2025	—	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
4.550% Notes (2)	February 24, 2028	500,000	—
4.250% Notes	May 4, 2028	350,000	350,000
2.450% Notes	November 15, 2029	300,000	300,000
4.750% Notes (2)	February 24, 2030	500,000	—
1.700% Notes	June 1, 2030	350,000	350,000
4.950% Notes (2)	February 24, 2032	500,000	—
4.500% Notes	May 4, 2033	400,000	400,000
5.100% Notes (2)	February 24, 2035	500,000	—
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		71,017	73,802
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(35,199)	(22,266)
Total long-term debt		5,479,457	3,795,175
Less—current portion		303,021	604,965
Long-term portion		$5,176,436	$3,190,210
(1) In June 2025, we repaid $300,000 of 0.900% Notes due upon their maturity.
(2) During the first quarter of 2025, we issued $500,000 of 4.550% Notes due in February 2028, $500,000 of 4.750% Notes due in February 2030, $500,000 of 4.950% Notes due in February 2032 and $500,000 of 5.100% Notes due in February 2035 (together, the “2025 Notes”). Proceeds from the issuance of the 2025 Notes, net of discounts and issuance costs, totaled $1,986,026. The 2025 Notes were issued under a shelf registration on Form S-3 filed in May 2024 that registered an indeterminate amount of debt securities.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Interest expense	$60,445	$50,149	$115,361	$96,193
Capitalized interest	(3,166)	(5,841)	(7,475)	(10,277)
Interest expense	57,279	44,308	107,886	85,916
Interest income	(11,244)	(2,935)	(17,229)	(4,721)
Interest expense, net	$46,035	$41,373	$90,657	$81,195

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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $211,978 as of June 29, 2025 and $667,421 as of December 31, 2024.
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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 18 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $229,325 at June 29, 2025 and $79,028 at December 31, 2024. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $20,373 at June 29, 2025 and $123,014 at December 31, 2024. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative (“SM&A”) expense, depending on the nature of the underlying exposure.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 12

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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at June 29, 2025 and December 31, 2024 was $29,924 and $30,524, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of June 29, 2025 and December 31, 2024:

	June 29, 2025		December 31, 2024
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$2,010	$4,231	$8,598	$3,280

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	13,322	1,404	514,623	14,321
Deferred compensation derivatives	2,876	—	460	—
Foreign exchange contracts	2,647	94	164	4,800
	18,845	1,498	515,247	19,121
Total	$20,855	$5,729	$523,845	$22,401

(1)Derivative assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of June 29, 2025, amounts reflected on a net basis in assets were assets of $59,784 and liabilities of $46,461, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2024 were assets of $533,115 and liabilities of $32,998. At June 29, 2025 and December 31, 2024, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended June 29, 2025 and June 30, 2024 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2025	2024	2025	2024	2025	2024
Commodities futures and options	$(31,545)	$(38,300)	$—	$—	$—	$—
Foreign exchange contracts	4,432	111	(6,305)	2,522	(246)	505
Interest rate swap agreements	—	—	—	—	(2,274)	(2,301)
Deferred compensation derivatives	2,876	776	—	—	—	—
Total	$(24,237)	$(37,413)	$(6,305)	$2,522	$(2,520)	$(1,796)
The effect of derivative instruments on the Consolidated Statements of Income for the six months ended June 29, 2025 and June 30, 2024 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2025	2024	2025	2024	2025	2024
Commodities futures and options	$(85,402)	$159,464	$—	$—	$—	$—
Foreign exchange contracts	8,382	(156)	(6,430)	3,857	1,109	950
Interest rate swap agreements	—	—	—	—	(4,575)	(4,600)
Deferred compensation derivatives	4,763	3,047	—	—	—	—
Total	$(72,257)	$162,355	$(6,430)	$3,857	$(3,466)	$(3,650)

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
The amount of pre-tax net loss on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $11,370 as of June 29, 2025. This amount is primarily associated with interest rate swap agreements.
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

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 14

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of June 29, 2025 and December 31, 2024:

	Assets / Liabilities
	Level 1	Level 2	Level 3	Total
June 29, 2025:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$4,656	$—	$4,656
Commodities futures and options (3)	$13,322	$—	$—	$13,322
Liabilities:
Foreign exchange contracts (1)	$—	$4,324	$—	$4,324
Deferred compensation derivatives (2)	—	2,877	—	2,877
Commodities futures and options (3)	$1,404	$—	$—	$1,404
December 31, 2024:
Assets:
Foreign exchange contracts (1)	$—	$8,761	$—	$8,761
Deferred compensation derivatives (2)	$—	$460	$—	$460
Commodities futures and options (3)	$514,623	$—	$—	$514,623
Liabilities:
Foreign exchange contracts (1)	$—	$8,080	$—	$8,080
Commodities futures and options (3)	$14,321	$—	$—	$14,321
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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of June 29, 2025 and December 31, 2024 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	June 29, 2025	December 31, 2024	June 29, 2025	December 31, 2024
Current portion of long-term debt	$302,485	$597,547	$303,021	$604,965
Long-term debt	4,802,226	2,734,322	5,176,436	3,190,210
Total	$5,104,711	$3,331,869	$5,479,457	$3,795,175

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 15

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

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of lease expense for the three months ended June 29, 2025 and June 30, 2024 were as follows:

		Three Months Ended
Lease expense	Classification	June 29, 2025	June 30, 2024
Operating lease cost	Cost of sales or SM&A (1)	$15,815	$13,266
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	2,102	2,158
Interest on lease liabilities	Interest expense, net	1,115	1,164
Net lease cost (2)		$19,032	$16,588
The components of lease expense for the six months ended June 29, 2025 and June 30, 2024 were as follows:

		Six Months Ended
Lease expense	Classification	June 29, 2025	June 30, 2024
Operating lease cost	Cost of sales or SM&A (1)	$30,026	$25,481
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	4,352	4,371
Interest on lease liabilities	Interest expense, net	2,249	2,349
Net lease cost (2)		$36,627	$32,201
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Information regarding our lease terms and discount rates were as follows:

	June 29, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	11.6	12.4
Finance leases	26.4	25.9

Weighted-average discount rate
Operating leases	3.8%	3.7%
Finance leases	6.3%	6.3%

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 17

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	June 29, 2025	December 31, 2024
Assets
Operating lease ROU assets	Other non-current assets	$347,694	$337,739

Finance lease ROU assets, at cost	Property, plant and equipment, gross	85,229	87,999
Accumulated amortization	Accumulated depreciation	(27,720)	(25,515)
Finance lease ROU assets, net	Property, plant and equipment, net	57,509	62,484

Total leased assets		$405,203	$400,223

Liabilities
Current
Operating	Accrued liabilities	$46,540	$40,636
Finance	Current portion of long-term debt	4,268	5,666
Non-current
Operating	Other long-term liabilities	309,888	304,767
Finance	Long-term debt	66,749	68,136
Total lease liabilities		$427,445	$419,205

The maturities of our lease liabilities as of June 29, 2025 were as follows:

	Operating leases	Finance leases	Total
2025 (rest of year)	$29,989	$4,578	$34,567
2026	56,860	6,996	63,856
2027	53,788	4,940	58,728
2028	35,898	4,409	40,307
2029	32,405	4,245	36,650
Thereafter	227,100	133,646	360,746
Total lease payments	436,040	158,814	594,854
Less: Imputed interest	79,612	87,797	167,409
Total lease liabilities	$356,428	$71,017	$427,445

Supplemental cash flow and other information related to leases were as follows:

	Six Months Ended
	June 29, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,831	$24,050
Operating cash flows from finance leases	2,249	2,349
Financing cash flows from finance leases	3,286	3,065

ROU assets obtained in exchange for lease liabilities:
Operating leases	$31,804	$53,404
Finance leases	62	983

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 18

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
Both equity method investments and cost, less impairment, investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates were $204,143 and $212,928 as of June 29, 2025 and December 31, 2024, respectively.
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
The Company estimates that the AAA Initiative will result in total pre-tax costs of $200,000 to $250,000 from inception through 2026. This estimate primarily includes program office execution and third-party costs supporting the design and implementation of the new organizational structure of $100,000 to $120,000, as well as implementation and technology capability costs of $55,000 to $70,000. Additionally, we expect to incur employee severance and related separation benefits of $45,000 to $60,000 as we facilitate workforce reductions and reallocate resources to further drive the Company’s strategic priorities. The cash portion of the total cost is estimated to be $175,000 to $225,000. At the conclusion of the program in 2026, ongoing annual savings are expected to be approximately $350,000 to $400,000.
Since inception through June 29, 2025, we recognized total costs associated with the AAA Initiative of $158,528. These charges predominantly included employee severance and related separation benefits related to workforce reductions and third-party costs supporting the design and implementation of the new organizational structure, as well as technology capability costs. The costs and related benefits of the AAA Initiative predominantly relates to the North America Confectionery segment and Corporate. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Cost of sales	$—	$8,099	$—	$10,712
Selling, marketing and administrative expense	14,884	25,964	24,363	40,017
Business realignment costs	255	4,937	16,629	4,937
Costs associated with business realignment activities	$15,139	$39,000	$40,992	$55,666

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Costs recorded by program during the six months ended June 29, 2025 and June 30, 2024 related to these activities were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Advancing Agility & Automation Initiative:
Severance and employee benefit costs	$255	$4,937	$16,629	$4,937
Other program costs	14,884	34,063	24,363	50,729
Total	$15,139	$39,000	$40,992	$55,666
The following table presents the liability activity for costs qualifying as exit and disposal costs for the six months ended June 29, 2025:

Total
Liability balance at December 31, 2024 (1)	$10,417
2025 business realignment charges (2)	16,629
Cash payments	(9,683)
Liability balance at June 29, 2025 (1)	$17,363
(1)The liability balances reflected above are reported within accrued liabilities and other long-term liabilities.
(2)The costs reflected in the liability roll-forward represent employee-related charges.
10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the six months ended June 29, 2025 and June 30, 2024 were 39.3% and 20.6%, respectively. Relative to the statutory rate, the 2025 effective tax rate was primarily impacted by tax reserves, foreign rate differential and state taxes.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Mexico, Canada, Switzerland and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $40,438 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA introduces changes to United States tax policy, trade regulations, and federal spending priorities. Key provisions include the extension and modification of tax provisions from the 2017 Tax Cuts and Jobs Act, modification of certain energy-related tax credits and incentives, and timing of deductions related to certain domestic expenses. The Company is currently assessing the potential implications of the legislation on its operations and on our consolidated financial statements.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 20

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended June 29, 2025 and June 30, 2024 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Service cost	$3,537	$3,836	$29	$33
Interest cost	9,249	9,646	1,232	1,213
Expected return on plan assets	(12,046)	(12,799)	—	—
Amortization of prior service credit	(890)	(1,373)	(96)	(37)
Amortization of net loss (gain)	3,554	3,808	314	139
Total net periodic benefit cost	$3,404	$3,118	$1,479	$1,348
We made contributions of $423 and $2,994 to our pension plans and other benefits plans, respectively, during the second quarter of 2025. In the second quarter of 2024, we made contributions of $170 and $2,890 to our pension plans and other benefit plans, respectively. The contributions in 2025 and 2024 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The components of net periodic benefit cost for the six months ended June 29, 2025 and June 30, 2024 were as follows:

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Service cost	$7,039	$7,685	$56	$67
Interest cost	18,469	19,333	2,460	2,431
Expected return on plan assets	(24,057)	(25,607)	—	—
Amortization of prior service credit	(1,779)	(2,746)	(192)	(75)
Amortization of net loss (gain)	7,107	7,621	629	278
Total net periodic benefit cost	$6,779	$6,286	$2,953	$2,701
We made contributions of $1,112 and $5,431 to our pension plans and other benefits plans, respectively, during the first six months of 2025. In the first six months of 2024, we made contributions of $986 and $4,482 to our pension plans and other benefit plans, respectively. The contributions in 2025 and 2024 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans are reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 21

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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Pre-tax compensation expense	$17,444	$11,514	$31,003	$17,500
Related income tax benefit	8,876	2,559	12,184	3,780
Compensation expenses for stock compensation plans are primarily included in SM&A expense. As of June 29, 2025, total stock-based compensation expense related to non-vested awards not yet recognized was $104,049 and the weighted-average period over which this amount is expected to be recognized was approximately 2.0 years.
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

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 22

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

A summary of activity relating to grants of stock options for the period ended June 29, 2025 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	579,834	$106.73	2.7 years
Granted	5,165	$164.16
Exercised	(74,945)	$96.92
Outstanding as of June 29, 2025	510,054	$108.75	2.4 years	$30,295
Options exercisable as of June 29, 2025	499,430	$106.99	2.3 years	$30,280
The weighted-average fair value of options granted was $33.91 and $45.95 per share for the periods ended June 29, 2025 and June 30, 2024, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Six Months Ended
	June 29, 2025	June 30, 2024
Dividend yields	3.0%	2.0%
Expected volatility	22.3%	21.3%
Risk-free interest rates	4.2%	4.3%
Expected term in years	6.3	6.3
The total intrinsic value of options exercised was $4,866 and $8,357 for the periods ended June 29, 2025 and June 30, 2024, respectively.
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the six months ended June 29, 2025 and June 30, 2024 can range from 0% to 250% of the targeted amounts.
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
During the six months ended June 29, 2025 and June 30, 2024, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.
We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 23

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended June 29, 2025 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	538,803	$204.65
Granted	533,212	$165.64
Performance assumption change (1)	56,446	$251.13
Vested	(293,894)	$207.15
Forfeited	(63,032)	$203.60
Outstanding as of June 29, 2025	771,534	$180.22
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

	Six Months Ended
	June 29, 2025	June 30, 2024
Units granted	533,212	323,396
Weighted-average fair value at date of grant	$165.64	$196.04
Monte Carlo simulation assumptions:
Estimated values	$65.27	$84.13
Dividend yields	3.3%	2.8%
Expected volatility	21.7%	18.5%

The fair value of shares vested totaled $49,576 and $87,723 for the periods ended June 29, 2025 and June 30, 2024, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 248,379 units as of June 29, 2025. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 24

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

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 25

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings for the three months ended June 29, 2025 and June 30, 2024 were as follows:

For the three months ended June 29, 2025	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$2,085,468	$315,519	$213,731	$2,614,718
Cost of sales	1,274,772	194,534	148,412
SM&A expense	306,767	54,505	45,524
Total segment income	$503,929	$66,480	$19,795	$590,204
Unallocated corporate expense (1)				181,527
Unallocated mark-to-market losses on commodity derivatives				200,727
Costs associated with business realignment activities (see Note 9)				15,139
Operating profit				$192,811
Interest expense, net (see Note 4)				46,035
Other (income) expense, net (see Note 17)				(2,336)
Income before income taxes				$149,112

For the three months ended June 30, 2024	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$1,579,826	$289,894	$204,760	$2,074,480
Cost of sales	862,848	180,282	136,135
SM&A expense	252,482	57,408	43,615
Total segment income	$464,496	$52,204	$25,010	$541,710
Unallocated corporate expense (1)				161,518
Unallocated mark-to-market losses on commodity derivatives				53,371
Costs associated with business realignment activities (see Note 9)				39,000
Operating profit				$287,821
Interest expense, net (see Note 4)				41,373
Other (income) expense, net (see Note 17)				574
Income before income taxes				$245,874
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

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 26

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings for the six months ended June 29, 2025 and June 30, 2024 were as follows:

For the six months ended June 29, 2025	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$4,385,608	$593,317	$441,212	$5,420,137
Cost of sales	2,589,848	375,172	302,396
SM&A expense	595,457	109,812	90,295
Total segment income	$1,200,303	$108,333	$48,521	$1,357,157
Unallocated corporate expense (1)				341,952
Unallocated mark-to-market losses on commodity derivatives				412,181
Costs associated with business realignment activities (see Note 9)				40,992
Operating profit				$562,032
Interest expense, net (see Note 4)				90,657
Other (income) expense, net (see Note 17)				(1,391)
Income before income taxes				$472,766

For the six months ended June 30, 2024	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$4,287,136	$565,000	$475,093	$5,327,229
Cost of sales	2,291,239	364,028	316,067
SM&A expense	583,205	110,062	91,266
Total segment income	$1,412,692	$90,910	$67,760	$1,571,362
Unallocated corporate expense (1)				334,419
Unallocated mark-to-market gains on commodity derivatives				(164,644)
Costs associated with business realignment activities (see Note 9)				55,666
Operating profit				$1,345,921
Interest expense, net (see Note 4)				81,195
Other (income) expense, net (see Note 17)				32,594
Income before income taxes				$1,232,132
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

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 27

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in income	$31,545	$38,300	$85,402	$(159,464)
Net gains (losses) on commodity derivative positions reclassified from unallocated to segment income	169,182	15,071	326,779	(5,180)
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$200,727	$53,371	$412,181	$(164,644)

As of June 29, 2025, the cumulative amount of mark-to-market losses on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $29,683. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax losses on commodity derivatives of $1,949 to segment operating results in the next twelve months.

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
North America Confectionery	$72,787	$63,984	$142,560	$126,405
North America Salty Snacks	22,327	19,856	44,173	39,699
International	6,713	6,128	12,898	12,199
Corporate	22,006	20,453	43,766	39,882
Total	$123,833	$110,421	$243,397	$218,185

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales:
United States	$2,285,230	$1,778,467	$4,752,984	$4,632,899
All other countries	329,488	296,013	667,153	694,330
Total	$2,614,718	$2,074,480	$5,420,137	$5,327,229

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Six Months Ended June 29, 2025
	Shares	Dollars
		In thousands
Shares issued for stock options and incentive compensation	(271,522)	$(11,298)
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

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 29

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

	Three Months Ended
	June 29, 2025		June 30, 2024
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$203,237	$67,994	$202,527	$67,994
Allocation of undistributed earnings	(156,214)	(52,298)	(67,107)	(22,520)
Total earnings—basic	$47,023	$15,696	$135,420	$45,474

Denominator (shares in thousands):
Total weighted-average shares—basic	148,247	54,614	147,893	54,614

Earnings Per Share—basic	$0.32	$0.29	$0.92	$0.83

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$47,023	$15,696	$135,420	$45,474
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	15,696	—	45,474	—
Reallocation of undistributed earnings	—	86	—	57
Total earnings—diluted	$62,719	$15,782	$180,894	$45,531

Denominator (shares in thousands):
Number of shares used in basic computation	148,247	54,614	147,893	54,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	54,614	—	54,614	—
Employee stock options	190	—	299	—
Performance and restricted stock units	137	—	201	—
Total weighted-average shares—diluted	203,188	54,614	203,007	54,614

Earnings Per Share—diluted	$0.31	$0.29	$0.89	$0.83
The earnings per share calculations for the three months ended June 29, 2025 and June 30, 2024 excluded 17 and 13 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 30

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Six Months Ended
	June 29, 2025		June 30, 2024
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$406,837	$135,988	$407,938	$135,988
Allocation of undistributed earnings	(191,695)	(64,208)	325,740	108,681
Total earnings—basic	$215,142	$71,780	$733,678	$244,669

Denominator (shares in thousands):
Total weighted-average shares—basic	148,175	54,614	148,753	54,614

Earnings Per Share—basic	$1.45	$1.31	$4.93	$4.48

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$215,142	$71,780	$733,678	$244,669
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	71,780	—	244,669	—
Reallocation of undistributed earnings	—	123	—	(314)
Total earnings—diluted	$286,922	$71,903	$978,347	$244,355

Denominator (shares in thousands):
Number of shares used in basic computation	148,175	54,614	148,753	54,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	54,614	—	54,614	—
Employee stock options	193	—	308	—
Performance and restricted stock units	186	—	268	—
Total weighted-average shares—diluted	203,168	54,614	203,943	54,614

Earnings Per Share—diluted	$1.41	$1.32	$4.80	$4.47
The earnings per share calculations for the six months ended June 29, 2025 and June 30, 2024 excluded 27 and 13 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 31

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$—	$—	$—	$31,391
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	1,317	597	2,637	1,235
Other (income) expense, net	(3,653)	(23)	(4,028)	(32)
Total	$(2,336)	$574	$(1,391)	$32,594

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 32

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain asset accounts included within our Consolidated Balance Sheets are as follows:

	June 29, 2025	December 31, 2024
Inventories:
Raw materials	$905,447	$477,592
Goods in process	331,479	204,674
Finished goods	1,289,677	990,785
Inventories at First In First Out	2,526,603	1,673,051
Adjustment to Last In First Out	(684,308)	(418,957)
Total inventories	$1,842,295	$1,254,094

Prepaid expenses and other:
Prepaid expenses	$136,709	$269,792
Other current assets	713,984	704,423
Total prepaid expenses and other	$850,693	$974,215

Property, plant and equipment:
Land	$196,055	$194,502
Buildings	2,051,578	1,991,937
Machinery and equipment	4,334,216	4,147,530
Construction in progress	350,840	478,842
Property, plant and equipment, gross	6,932,689	6,812,811
Accumulated depreciation	(3,490,495)	(3,353,958)
Property, plant and equipment, net	$3,442,194	$3,458,853

Other non-current assets:
Pension	$39,679	$41,298
Capitalized software, net	355,164	367,087
Operating lease ROU assets	347,694	337,739
Investments in unconsolidated affiliates	204,143	212,928
Other non-current assets	164,653	152,815
Total other non-current assets	$1,111,333	$1,111,867

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 33

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of certain liability and stockholders’ equity accounts included within our Consolidated Balance Sheets are as follows:
	June 29, 2025	December 31, 2024
Accounts payable:
Accounts payable—trade	$736,759	$807,918
Supplier finance program obligations	461,743	215,122
Other	252,047	136,137
Total accounts payable	$1,450,549	$1,159,177

Accrued liabilities:
Payroll, compensation and benefits	$208,076	$226,774
Advertising, promotion and product allowances	392,451	359,986
Operating lease liabilities	46,540	40,636
Other	228,907	179,945
Total accrued liabilities	$875,974	$807,341

Other long-term liabilities:
Post-retirement benefits liabilities	$84,227	$87,006
Pension benefits liabilities	30,460	33,837
Operating lease liabilities	309,888	304,767
Other	227,580	262,649
Total other long-term liabilities	$652,155	$688,259

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(146,197)	$(177,741)
Pension and post-retirement benefit plans, net of tax	(117,914)	(122,098)
Cash flow hedges, net of tax	(6,313)	(4,051)
Total accumulated other comprehensive loss	$(270,424)	$(303,890)

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 34

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. This MD&A should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2025 (“this Quarterly Report on Form 10-Q”). This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2024 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
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
Business Acquisitions
On March 31, 2025, we entered into a Merger Agreement to acquire LesserEvil, LLC, a privately held company that produces and sells organic popcorn and puffed snack products to retailers and distributors in the United States and Canada, which complements Hershey’s existing product portfolio. The Company expects the acquisition to close by the end of 2025, pending the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and satisfaction of other customary closing conditions.
On November 8, 2024, we completed the acquisition of the Sour Strips brand from Actual Candy, LLC. Sour Strips is an emerging sour candy brand and is available in a wide range of food distribution channels in the United States.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 35

TRENDS AFFECTING OUR BUSINESS
Throughout the first six months of 2025, we saw positive consumer behavior shifts towards our products, as well as increased net sales; however, we continued to experience a dynamic macroeconomic environment, including continued price volatility related to select commodities, resulting in corresponding incremental costs and gross margin pressures, and net income declines. Despite specific actions taken to mitigate these gross margin pressures, higher prices for direct materials used to manufacture our products were, and continue to be, the primary incremental cost to our business (see Consolidated Results of Operations included in this MD&A). We utilize many exchange traded commodities for our business that are subject to price volatility, specifically cocoa products, which continued to experience elevated market prices compared to historical levels (see Part I, Item 3 - Quantitative and Qualitative Disclosures about Market Risk included in this Quarterly Report on Form 10-Q).
Furthermore, certain geopolitical events, specifically changes in global trade policies including recently announced tariffs on U.S. imports and the potential for additional tariffs, have increased global economic and political uncertainty. For the six months ended June 29, 2025, the imposition of tariffs on U.S. imports and retaliatory tariffs, did not have a material impact on our results of operations, commodity prices or supply availability. However, we are continuing to monitor the ongoing negotiations related to tariffs, specifically, goods imported into the U.S. from Canada, Mexico and other countries, as well as export markets, in which we have significant business operations, all of which may result in material adverse effects on our results of operations. The scope and length of tariffs, including their effects on the broader economy and our business, remain uncertain. These outcomes may be influenced by factors such as continued U.S. negotiations with impacted countries, retaliatory measures from other nations, possible tariff exemptions, public sentiment toward U.S. products and companies, and the domestic availability of lower-cost alternatives.
Additionally, with recent leadership changes at the U.S. Department of Health and Human Services and the U.S. Food and Drug Administration (“FDA”), as well as the Make America Healthy Again movement, the food industry is subject to increasing laws and regulations, including nutrition, food date labeling and traceability recordkeeping requirements, as well as changes in consumer expectations and behavior. For example, in April 2025, it was announced that the FDA intends to phase out the approved use of petroleum-based synthetic dyes in food products. As a result, the Company has announced the decision to remove all certified Food, Drug & Cosmetic colors from our great tasting snacks by the end of 2027, as a continued effort to ensure consumers have options to fit their lifestyle while maintaining trust and confidence in our products. This did not have a material impact on our consolidated results for the six months ended June 29, 2025, and based on the Company’s initial assessment, the estimated costs associated with this removal are not expected to have a material impact on our financial position, results of operations or liquidity.
As of June 29, 2025, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements in both the short-term and in the long-term; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).
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

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 36

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 29, 2025	June 30, 2024	Percent Change	June 29, 2025	June 30, 2024	Percent Change
In millions of dollars except per share amounts
Net sales	$2,614.7	$2,074.5	26.0%	$5,420.1	$5,327.2	1.7%
Cost of sales	1,818.4	1,240.7	46.6%	3,679.6	2,817.4	30.6%
Gross profit	796.3	833.8	(4.5)%	1,740.5	2,509.8	(30.7)%
Gross margin	30.5%	40.2%		32.1%	47.1%
Selling, marketing & administrative (“SM&A”) expenses	603.2	541.0	11.5%	1,161.9	1,159.0	0.3%
SM&A expense as a percent of net sales	23.1%	26.1%		21.4%	21.8%
Business realignment activities	0.3	4.9	(94.8)%	16.6	4.9	236.8%
Operating profit	192.8	287.9	(33.0)%	562.0	1,345.9	(58.2)%
Operating profit margin	7.4%	13.9%		10.4%	25.3%
Interest expense, net	46.0	41.4	11.3%	90.7	81.2	11.7%
Other (income) expense, net	(2.3)	0.6	(507.0)%	(1.4)	32.6	(104.3)%
Provision for income taxes	86.4	65.0	33.0%	185.8	253.8	(26.8)%
Effective income tax rate	57.9%	26.4%		39.3%	20.6%
Net income	$62.7	$180.9	(65.3)%	$286.9	$978.3	(70.7)%
Net income per share—diluted	$0.31	$0.89	(65.2)%	$1.41	$4.80	(70.6)%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - Second Quarter 2025 vs. Second Quarter 2024
Net Sales
Net sales were $2,614.7 million in the second quarter of 2025 compared to $2,074.5 million in the same period of 2024, an increase of $540.2 million, or 26.0%. The net sales increase reflects a volume increase of approximately 21%, related to everyday core U.S. confection, as a result of planned inventory decreases in 2024 within the North America Confectionery and International segments after our ERP system implementation, which was completed in the beginning of the second quarter of 2024. Additionally, the timing of the Easter season in 2025 versus 2024, and higher Halloween seasonal orders in the second quarter of 2025, were favorable volume drivers. The net sales increase was further driven by favorable price realization of approximately 5% primarily related to higher list prices across the North America Confectionery and International segments. The net sales increase was partially offset by foreign currency exchange rates, which resulted in an unfavorable impact of less than 1%.
Key U.S. Marketplace Metrics
For the second quarter of 2025, our total U.S. retail takeaway increased 18.5% in the expanded multi-outlet combined plus convenience store channels (Circana MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway increased 21.8% and experienced a CMG market share increase of 90 basis points. Our Salty consumer takeaway increased 6.1% in the second quarter of 2025 and experienced a Salty market share increase of 26 basis points.
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

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 37

Cost of Sales and Gross Margin
Cost of sales were $1,818.4 million in the second quarter 2025 compared to $1,240.7 million in the same period of 2024, an increase of $577.7 million, or 46.6%. The increase was driven by $592.0 million of higher costs, primarily due to unfavorable commodity costs from cocoa, as well as higher sales volume. The increase was partially offset by declines of $14.3 million, primarily related to declines in business realignment expenses, $6.8 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases (See Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q for more information), and favorable foreign exchange rates.
Gross margin was 30.5% in the second quarter of 2025 compared to 40.2% in the same period of 2024, a decrease of 970 basis points. The decrease was driven by unfavorable commodity costs and higher supply chain costs, partially offset by higher sales volume, favorable price realization, and favorable activity on our mark-to-market impact from commodity derivative instruments.
SM&A Expenses
SM&A expenses were $603.2 million in the second quarter of 2025 compared to $541.0 million in the same period of 2024, an increase of $62.2 million, or 11.5%. Total advertising and related consumer marketing expenses increased 35.5% driven primarily by an increase in the North America Confectionery segment. SM&A expenses, excluding advertising and related consumer marketing, increased 2.2% in the second quarter of 2025 driven by higher compensation costs, partially offset by $11.1 million of incremental business realignment costs.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Excluding the portion recorded within Cost of Sales and SM&A expenses (as noted above), we recorded business realignment costs of $0.3 million during the second quarter of 2025 versus $4.9 million in the second quarter of 2024. The costs related to the AAA Initiative, which commenced in 2024, focused on leveraging new technology to improve supply chain and manufacturing-related spend, and optimize selling, general and administrative expenses. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit was $192.8 million in the second quarter of 2025 compared to $287.9 million in the same period of 2024, a decrease of $95.1 million, or 33.0%. The decrease was primarily due to lower gross profit and higher SM&A expenses, partially offset by lower business realignment expenses, as noted above. Operating profit margin decreased to 7.4% in 2025 from 13.9% in 2024 driven by the same factors noted above that resulted in lower gross margin for the period.
Interest Expense, Net
Net interest expense was $46.0 million in the second quarter of 2025 compared to $41.4 million in the same period of 2024, an increase of $4.6 million, or 11.3%. The increase was primarily due to higher long-term debt balances in 2025, driven by the February 2025 debt issuance, versus 2024.
Other (Income) Expense, Net
Other (income) expense, net was net income of $2.3 million in the second quarter of 2025 versus net expense of $0.6 million in the second quarter of 2024, a net income increase of $2.9 million, or 507.0%. The increase in net income was driven by a gain of $3.6 million on a previously held investment in 2025 versus the second quarter of 2024, partially offset by an increase of $0.7 million of non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 38

Income Taxes and Effective Tax Rate
The effective income tax rate was 57.9% for the second quarter of 2025 compared with 26.4% for the second quarter of 2024. Relative to the 21% statutory rate, the 2025 effective tax rate was primarily impacted by tax reserves, foreign rate differential and state taxes. Relative to the 21% statutory rate, the 2024 effective tax rate was primarily impacted by state taxes, tax reserves and unfavorable foreign rate differential, partially offset by the benefit of employee share-based payments.
Net Income and Earnings Per Share-diluted
Net income was $62.7 million in the second quarter of 2025 compared to $180.9 million in the same period of 2024, a decrease of $118.2 million, or 65.3%. EPS-diluted was $0.31 in the second quarter of 2025 compared to $0.89 in the second quarter of 2024, a decrease of $0.58, or 65.2%. The decrease in both net income and EPS-diluted was driven by lower gross profit, higher SM&A expenses, higher interest expense, and higher income taxes, partially offset by lower business realignment costs and lower other income and expenses.
Results of Operations - First Six Months 2025 vs. First Six Months 2024
Net Sales
Net sales were $5,420.1 million in the first six months of 2025 compared to $5,327.2 million during the same period of 2024, an increase of $92.9 million, or 1.7%. The net sales increase was driven by favorable price realization of approximately 3% across our reportable segments. The net sales increase was partially offset by a volume decrease of approximately 1%, primarily driven by the North America Confectionery segment, as well as unfavorable foreign currency exchange impact of approximately 1%.
Key U.S. Marketplace Metrics
For the first six months of 2025, our total U.S. retail takeaway increased 4.4% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. CMG consumer takeaway increased 4.0% and experienced a CMG market share increase of 7 basis points. Our Salty consumer takeaway increased 8.0% and experienced a Salty market share increase of 31 basis points.
Cost of Sales and Gross Margin
Cost of sales were $3,679.6 million in the first six months of 2025 compared to $2,817.4 million in the same period of 2024, an increase of $862.2 million, or 30.6%. The increase was driven by $980.1 million of higher costs, primarily related to $244.9 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases (See Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q for more information) and unfavorable commodity costs from cocoa. The increase was partially offset by $118.6 million of lower costs, primarily driven by lower supply chain costs and lower business realignment costs.
Gross margin was 32.1% in the first six months of 2025 compared to 47.1% in the same period of 2024, a decrease of 1,500 basis points. The decrease was driven by higher commodity costs, unfavorable year-over-year mark-to-market impact from commodity derivative instruments, unfavorable product mix, and volume declines. The decrease was partially offset by lower supply chain costs and decreased business realignment costs.
SM&A Expenses
SM&A expenses were $1,161.9 million in the first six months of 2025 compared to $1,159.0 million in the same period of 2024, an increase of $2.9 million, or 0.3%. Total advertising and related consumer marketing expenses increased 6.0%, driven by increases in the North America Confectionery and North America Salty Snacks segments. SM&A expenses, excluding advertising and related consumer marketing, decreased approximately 2.5% in the first six months of 2025 driven primarily by a decrease of $15.7 million of incremental business realignment costs, partially offset by higher compensation costs.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 39

Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Excluding the portion recorded within Cost of Sales and SM&A expenses (as noted above), we recorded business realignment costs of $16.6 million during the first six months of 2025 versus $4.9 million in the first six months of 2024. The costs related to the AAA Initiative, which commenced in 2024, focused on leveraging new technology to improve supply chain and manufacturing-related spend, and optimize selling, general and administrative expenses. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit was $562.0 million in the first six months of 2025 compared to $1,345.9 million in the same period of 2024, a decrease of $783.9 million, or 58.2%. The decrease was predominantly due to lower gross profit, higher business realignment costs and higher SM&A expenses, as noted above. Operating profit margin decreased to 10.4% in the first six months of 2025 from 25.3% in the same period in 2024 driven by the same factors that resulted in lower gross margin for the period.
Interest Expense, Net
Net interest expense was $90.7 million in the first six months of 2025 compared to $81.2 million in the same period of 2024, an increase of $9.5 million, or 11.7%. The increase was primarily due to higher long-term debt balances in 2025 versus 2024, driven by the February 2025 debt issuance, partially offset by lower short-term debt balances in 2025 versus 2024.
Other (Income) Expense, Net
Other (income) expense, net was a net income of $1.4 million in the first six months of 2025 versus a net expense of $32.6 million in the first six months of 2024, a net income increase of $34.0 million, or 104.3%. The change was predominantly driven by no write-downs on equity investments qualifying for tax credits in the first six months of 2025 versus $31.4 million of write-downs on equity investments qualifying for tax credits in the first six months of 2024. This was partially offset by an increase of $1.4 million of non-service cost components of net periodic benefit costs relating to pension and other post-retirement benefit plans.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 39.3% for the first six months of 2025 compared with 20.6% for the first six months of 2024. Relative to the 21% statutory rate, the 2025 effective tax rate was primarily impacted by tax reserves, foreign rate differential and state taxes. Relative to the 21% statutory rate, the 2024 effective tax rate was impacted by investment tax credits partially offset by state taxes.
Net Income and Earnings Per Share-diluted
Net income was $286.9 million in the first six months of 2025 compared to $978.3 million in the same period of 2024, a decrease of $691.4 million, or 70.7%. EPS-diluted was $1.41 in the first six months of 2025 compared to $4.80 in the same period of 2024, a decrease of $3.39, or 70.6%. The decrease in both net income and EPS-diluted was driven by lower gross profit, higher business realignment costs, and higher interest expense, partially offset by higher other income and lower income taxes.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 40

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
Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
In millions of dollars
Net Sales:
North America Confectionery	$2,085.5	$1,579.8	$4,385.6	$4,287.1
North America Salty Snacks	315.5	289.9	593.3	565.0
International	213.7	204.8	441.2	475.1
Total	$2,614.7	$2,074.5	$5,420.1	$5,327.2

Segment Income:
North America Confectionery	$503.9	$464.5	$1,200.3	$1,412.7
North America Salty Snacks	66.5	52.2	108.3	90.9
International	19.8	25.0	48.5	67.8
Total segment income	590.2	541.7	1,357.2	1,571.4
Unallocated corporate expense (1)	181.5	161.5	342.0	334.4
Unallocated mark-to-market losses (gains) on commodity derivatives (2)	200.7	53.4	412.2	(164.6)
Costs associated with business realignment activities	15.1	39.0	41.0	55.7
Operating profit	192.8	287.8	562.0	1,345.9
Interest expense, net	46.0	41.4	90.7	81.2
Other (income) expense, net	(2.3)	0.6	(1.4)	32.6
Income before income taxes	$149.1	$245.8	$472.8	$1,232.1
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

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery results, which accounted for 24.2% and 29.4% of our net sales for the three months ended June 29, 2025 and June 30, 2024, respectively, were as follows:

	Three Months Ended			Six Months Ended
	June 29, 2025	June 30, 2024	Percent Change	June 29, 2025	June 30, 2024	Percent Change
In millions of dollars
Net sales	$2,085.5	$1,579.8	32.0%	$4,385.6	$4,287.1	2.3%
Segment income	503.9	464.5	8.5%	1,200.3	1,412.7	(15.0)%
Segment margin	24.2%	29.4%		27.4%	33.0%
NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - Second Quarter 2025 vs. Second Quarter 2024
Net sales of our North America Confectionery segment were $2,085.5 million in the second quarter of 2025 compared to $1,579.8 million in the same period of 2024, an increase of $505.7 million, or 32.0%. The increase was driven by volume increases of approximately 25%, primarily due to the planned inventory decreases in 2024 after our ERP system implementation, which was completed in the second quarter of 2024. Additionally, the timing of the Easter season in 2025 versus 2024, and higher Halloween seasonal orders in the second quarter of 2025, were favorable volume drivers. The increase was further driven by a favorable price realization of approximately 6%, primarily due to list price increases on certain products across our portfolio.
Our North America Confectionery segment income was $503.9 million in the second quarter of 2025 compared to $464.5 million in the same period of 2024, an increase of $39.4 million, or 8.5%. The increase was predominantly due to volume increases and favorable price realization, as noted above, and net savings from the execution of our AAA Initiative, partially offset by higher advertising and related consumer marketing costs.
Results of Operations - First Six Months 2025 vs. First Six Months 2024
Net sales of our North America Confectionery segment were $4,385.6 million in the first six months of 2025 compared to $4,287.1 million in the same period of 2024, an increase of $98.5 million, or 2.3%. The increase was driven by favorable price realization of approximately 4%, primarily driven by list price increases on certain products across our portfolio. The increase was partially offset by volume declines of approximately 2%, primarily driven by a decrease in everyday core U.S. confection.
Our North America Confectionery segment income was $1,200.3 million in the first six months of 2025 compared to $1,412.7 million the same period of 2024, a decrease of $212.4 million or 15.0%. The decrease was primarily due to higher commodity costs, higher supply chain costs, volume declines and higher advertising and related consumer marketing costs. The decrease was partially offset by favorable price realization and net savings from the execution of our AAA Initiative.

North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks results, which accounted for 21.1% and 18.0% of our net sales for the three months ended June 29, 2025 and June 30, 2024, respectively, were as follows:

	Three Months Ended			Six Months Ended
	June 29, 2025	June 30, 2024	Percent Change	June 29, 2025	June 30, 2024	Percent Change
In millions of dollars
Net sales	$315.5	$289.9	8.8%	$593.3	$565.0	5.0%
Segment income	66.5	52.2	27.4%	108.3	90.9	19.2%
Segment margin	21.1%	18.0%		18.3%	16.1%
NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - Second Quarter 2025 vs. Second Quarter 2024
Net sales of our North America Salty Snacks segment were $315.5 million in the second quarter of 2025 compared to $289.9 million in the same period of 2024, an increase of $25.6 million, or 8.8%. The increase was predominantly due to favorable price realization of approximately 5%, primarily driven by promotion rates, as well as volume increases of approximately 4%, primarily driven by Dot’s Homestyle Pretzels.
Our North America Salty Snacks segment income was $66.5 million in the second quarter of 2025 compared to $52.2 million in the same period of 2024, an increase of $14.3 million, or 27.4%. The increase was primarily due to volume increases and favorable price realization and net savings from the execution of our AAA Initiative.
Results of Operations - First Six Months 2025 vs. First Six Months 2024
Net sales of our North America Salty Snacks segment were $593.3 million in the first six months of 2025 compared to $565.0 million the same period of 2024, an increase of $28.3 million, or 5.0%. The increase reflects a favorable price realization of approximately 5% primarily driven by promotion rates. The increase was further driven by volume growth of approximately 4%, primarily related to Dot’s Homestyle Pretzels and SkinnyPop.
Our North America Salty Snacks segment income was $108.3 million in the first six months of 2025 compared to $90.9 million the same period of 2024, an increase of $17.4 million, or 19.2%. The increase was primarily due to volume increases and favorable price realization, as noted above, and lower supply chain costs. The increase was partially offset by higher advertising and related consumer marketing costs.
International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Latin America, as well as Europe, Asia-Pacific (“APAC”), the Middle East and Africa (“MEA”) and other regions. International results, which accounted for 9.3% and 12.2% of our net sales for the three months ended June 29, 2025 and June 30, 2024, respectively, were as follows:

	Three Months Ended			Six Months Ended
	June 29, 2025	June 30, 2024	Percent Change	June 29, 2025	June 30, 2024	Percent Change
In millions of dollars
Net sales	$213.7	$204.8	4.4%	$441.2	$475.1	(7.1)%
Segment income	19.8	25.0	(20.8)%	48.5	67.8	(28.4)%
Segment margin	9.3%	12.2%		11.0%	14.3%
NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - Second Quarter 2025 vs. Second Quarter 2024
Net sales of our International segment were $213.7 million in the second quarter of 2025 compared to $204.8 million in the same period of 2024, an increase of $8.9 million, or 4.4%. The increase was due to volume increases of approximately 9%, primarily attributable to MEA, and World Travel Retail, as well as favorable price realization of approximately 1%, driven by Mexico, Brazil and Latin America. The increase was partially offset by unfavorable impact from foreign currency exchange rates of approximately 6%, driven by Mexico, Brazil and Latin America.
Our International segment generated income of $19.8 million in the second quarter of 2025 compared to $25.0 million in the second quarter of 2024, a decrease of $5.2 million, or 20.8%, driven primarily by unfavorable foreign currency exchange rates, as well as increased commodity and supply chain costs, partially offset by volume increases, favorable price realization, and net savings from the execution of our AAA Initiative.
Results of Operations - First Six Months 2025 vs. First Six Months 2024
Net sales of our International segment were $441.2 million in the first six months of 2025 compared to $475.1 million the same period of 2024, a decrease of $33.9 million, or 7.1%. The decrease was due to an unfavorable impact from foreign currency exchange rates of approximately 7%, driven by Mexico, Brazil and Latin America, and volume declines of approximately 1%, primarily attributable to APAC and India and Mexico, Brazil and Latin America. The decrease was partially offset by a favorable price realization of approximately 1%, driven by Mexico, Brazil and Latin America.
Our International segment generated income of $48.5 million in the first six months of 2025 compared to $67.8 million in the first six months of 2024, a decrease of $19.3 million, or 28.4%, driven primarily by an unfavorable impact from foreign currency exchange rates, volume declines, higher supply chain costs, and increased commodity costs, partially offset by favorable price realization.

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
In the second quarter of 2025, unallocated corporate expense totaled $181.5 million, as compared to $161.5 million in the second quarter of 2024, an increase of $20.0 million, or 12.4%. The increase was primarily driven by higher compensation and benefits costs, partially offset by decreased investments in capabilities and technology, as a result of the completion of the upgrade of the Company’s ERP system across the enterprise in 2024, and lower acquisition and integration costs.
In the first six months of 2025, unallocated corporate expense totaled $342.0 million, as compared to $334.4 million in the first six months of 2024, an increase of $7.6 million, or 2.3%. The increase was primarily driven by higher compensation and benefits costs, partially offset by lower investments in capabilities and technology, as a result of the completion of the upgrade of the Company’s ERP system across the enterprise in 2024, as well as lower acquisition and integration costs.
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
At June 29, 2025, our cash and cash equivalents totaled $0.9 billion, an increase of $181.6 million compared to the 2024 year-end balance. Additional detail regarding the net uses of cash are outlined in the following discussion. Additionally, at June 29, 2025, we had outstanding short- and long-term debt totaling $5.6 billion, of which $303.0 million was classified as the current portion of long-term debt. Of the $303.0 million, $300 million of 3.200% Notes are due upon maturity on August 21, 2025. We believe we can satisfy these debt obligations with cash generated from our operations, issuing new debt, and/or by borrowing on our unsecured credit facility.
Approximately 70% of the balance of our cash and cash equivalents at June 29, 2025 was held by subsidiaries domiciled outside of the United States. A majority of our cash and cash equivalents balance is distributable to the United States without material tax implications, such as withholding tax. We intend to continue to reinvest the remainder of this balance outside of the United States for which there would be a material tax implication to distributing for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 41

Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Six Months Ended
In millions of dollars	June 29, 2025	June 30, 2024
Net cash provided by (used in):
Operating activities	$508.9	$894.7
Investing activities	(301.8)	(389.7)
Financing activities	(22.5)	(452.9)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	13.0
Net change in cash and cash equivalents	$181.6	$65.1
Operating activities
We generated cash of $508.9 million from operating activities in the first six months of 2025, a decrease of $385.8 million compared to $894.7 million in the same period of 2024. This decrease in net cash provided by operating activities was mainly driven by the following factors:
•Other assets and liabilities consumed cash of $495.8 million in 2025, compared to $94.9 million in 2024. This $400.9 million fluctuation was primarily driven by the timing of certain prepaid expenses and other current assets.
•In the aggregate, select net working capital items, specifically, trade accounts receivable, inventory, accounts payable and accrued liabilities, generated cash of $204.3 million in 2025, compared to consumed cash of $141.2 million in 2024. This $63.1 million fluctuation was mainly driven by a decrease in accounts payable and accrued liabilities due to the timing of vendor and supplier payments and a decrease in accounts receivable, partially offset by higher inventory levels.
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, a write-down of equity investments, unrealized gains and losses on derivative contracts and other charges) resulted in $20.0 million of lower cash flow in 2025 relative to 2024.
•The decrease in cash provided by operating activities was partially offset by the following net cash inflows:
◦Timing of income tax payments generated cash of $162.8 million in 2025, compared to $63.6 million in 2024. This $99.2 million fluctuation was primarily due to the variance in actual tax expense for 2025 relative to the timing of quarterly estimated tax payments. We paid cash of $65.5 million for income taxes during 2025 compared to $165.5 million in the same period of 2024.
Investing activities
We used cash of $301.8 million for investing activities in the first six months of 2025, a decrease of $87.9 million compared to $389.7 million in the same period of 2024. This decrease in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, primarily to support our ERP system implementation, capacity expansion, innovation and cost savings, were $230.6 million in the first six months of 2025 compared to $343.5 million in the same period of 2024. The decrease in our 2025 capital expenditures is largely driven by the wind down of our key strategic initiatives, including completion of the upgrade of a new ERP system across the enterprise in 2024. We expect 2025 capital expenditures, including capitalized software, to approximate $425 million to $450 million, as capital spending as a percentage of sales is expected to return to historical levels. We intend to use our existing cash and internally generated funds to meet our 2025 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We received payments of approximately $9.0 million in the first six months of 2025, compared to investing $46.1 million in the same period of 2024.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 42

•Intangible assets. In the first six months of 2025, we purchased the Fulfil brand in North America for $73.6 million.
•Other investing activities. In the first six months of 2025 and 2024, our other investing activities were minimal.
Financing activities
We used cash of $22.5 million for financing activities in the first six months of 2025, a decrease of $430.4 million compared to cash used of $452.9 million in the same period of 2024. This decrease in net cash used in financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first six months of 2025, we used cash of $1.2 billion to reduce short-term commercial paper borrowings and short-term foreign bank borrowings. During the first six months of 2024, we generated cash of $610.0 million predominately through the issuance of short-term commercial paper, partially offset by a decrease in short-term foreign bank borrowings.
•Long-term debt borrowings and repayments. During the first six months of 2025, we issued $500 million of 4.550% Notes due in February 2028, $500 million of 4.750% Notes due in February 2030, $500 million of 4.950% Notes due in February 2032 and $500 million of 5.100% Notes due in February 2035 (together, the “2025 Notes”). Proceeds from the issuance of the 2025 Notes, net of discounts and issuance costs, totaled $2.0 billion. Additionally, in June 2025, we repaid $300 million of 0.900% Notes due upon maturity. During the first six months of 2024, we had no long-term debt borrowings or repayments activity.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $542.8 million during the first six months of 2025, a decrease of $1.1 million compared to $543.9 million in the same period of 2024. Details regarding our 2025 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	March 30, 2025	June 29, 2025
Dividends paid per share – Common stock	$1.370	$1.370
Dividends paid per share – Class B common stock	$1.245	$1.245
Total cash dividends paid	$271.6	$271.2
Declaration date	February 5, 2025	April 30, 2025
Record date	February 17, 2025	May 16, 2025
Payment date	March 14, 2025	June 16, 2025
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

	Six Months Ended
In millions	June 29, 2025	June 30, 2024
Shares repurchased in the open market under pre-approved share repurchase programs (1)	—	400.0
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	$—	$94.2
Cash used for total share repurchases (excluding excise tax)	$—	$494.2
Total shares repurchased under pre-approved share repurchase programs	—	2.0

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 43

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
•Proceeds from exercised stock options and employee tax withholding. During the first six months of 2025, we received $6.9 million from employee exercises of stock options and paid $16.2 million of employee taxes withheld from share-based awards. During the first six months of 2024, we received $8.2 million from employee exercises of stock options and paid $30.0 million of employee taxes withheld from share-based awards. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.
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

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 44

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

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 45

•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations; and

•Such other matters as discussed in our 2024 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ending March 30, 2025, and this Quarterly Report on Form 10-Q, including Part II, Item 1A, ”Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The total amount of short-term debt, net of cash, amounted to a net cash position of $747 million and a net debt position of $576 million, at June 29, 2025 and December 31, 2024, respectively. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of June 29, 2025 would have changed interest income by approximately $5.3 million for the first six months of 2025 versus a change to interest expense of $7.0 million for 2024.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at June 29, 2025 and December 31, 2024 by approximately $264 million and $169 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
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
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $32.8 million as of June 29, 2025 and $32.3 million as of December 31, 2024, generally offset by a reduction in foreign exchange associated with our transactional activities.
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

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 46

Cocoa Products
During the first six months of 2025, the average cocoa futures contract price was $4.22 per pound, with a trading range of $3.67 to $4.89 per pound, based on the Intercontinental Exchange futures contract. This average cocoa futures contract price represents an increase of approximately 22% compared to the 2024 annual average of $3.45 per pound.

The cocoa supply-demand outlook has improved considerably over the past year and a supply surplus is expected for the 2024/25 season following 3 consecutive seasons of supply deficit. Supply has benefited from a combination of more favorable weather conditions in Côte d’Ivoire and Ghana and the ongoing expansion of supply in the rest of the world. Production outside of Côte d’Ivoire and Ghana now accounts for more than half of Global supply. In contrast, the high prices of the past 2 years have negatively impacted demand for cocoa beans, with Global cocoa consumption falling by more than 7% over the period. The price outlook for cocoa remains uncertain due to significant liquidity and volatility events in the market, which may have an impact on our financial condition and results of operations.

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
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $212.0 million as of June 29, 2025 and $667.4 million as of December 31, 2024. At the end of the second quarter of 2025, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $54.5 million, generally offset by a reduction in the cost of the underlying commodity purchases.
For additional information about our market risks, see Item 7A under Part II of our 2024 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 47

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 29, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2025.
Changes in Internal Controls Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the quarter ended June 29, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 48

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
There were no purchases of our Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Hershey, during the three months ended June 29, 2025.
During the three months ended June 29, 2025, no shares of Common Stock were purchased in open market transactions in connection with our standing authorization to buy back shares sufficient to offset those issued under incentive compensation plans, which authorization does not have a dollar or share limit and is not included in our share repurchase authorizations described in the following paragraph.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 49

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
The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended June 29, 2025, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5–1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period.

Name and Title	Date of Adoption of 10b5-1 Plan	Duration of 10b5-1 Plan(1)	Aggregate Number of Securities to be Sold or Purchased
Christopher M. Scalia(2) Senior Vice President, Chief Human Resources Officer and Chief Transformation Officer	5/08/2025	5/8/2026	Sell 6,000 shares
Steven E. Voskuil Senior Vice President, Chief Financial Officer	5/20/2025	7/31/2026	Sell 18,000 shares

(1) The plan duration is until the date listed in this column or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.
(2) Mr. Scalia’s 10b5-1 Plan was subsequently terminated following his departure from the Company in July 2025.

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 50

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, as amended by the Company’s Stockholders on May 6, 2025.*
3.2	The Company's By-laws, as amended and restated as of March 4, 2025, are incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 10, 2025.
10.1
Executive Employment Agreement, dated July 7, 2025, by and between The Hershey Company and Kirk Tanner, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2025.+

31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2025, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 51

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	July 30, 2025	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2025	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q2 2025 Form 10-Q | Page 52