Form 10-Q
period 2025-09-28
HERSHEY CO
filed 2025-10-30
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
Common Stock, one dollar par value—148,171,608 shares, as of October 24, 2025.
Class B Common Stock, one dollar par value—54,613,514 shares, as of October 24, 2025.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended September 28, 2025

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net sales	$3,181,418	$2,987,494	$8,601,555	$8,314,723
Cost of sales	2,144,084	1,754,775	5,823,681	4,572,178
Gross profit	1,037,334	1,232,719	2,777,874	3,742,545
Selling, marketing and administrative expense	600,540	591,920	1,762,419	1,750,888
Business realignment costs	2,211	27,635	18,840	32,572
Operating profit	434,583	613,164	996,615	1,959,085
Interest expense, net	51,474	44,316	142,131	125,511
Other (income) expense, net	11,199	50,101	9,808	82,695
Income before income taxes	371,910	518,747	844,676	1,750,879
Provision for income taxes	95,590	72,446	281,434	326,231
Net income	$276,320	$446,301	$563,242	$1,424,648

Net income per share—basic:
Common stock	$1.40	$2.26	$2.85	$7.19
Class B common stock	$1.27	$2.05	$2.58	$6.53

Net income per share—diluted:
Common stock	$1.36	$2.20	$2.77	$7.00
Class B common stock	$1.27	$2.05	$2.59	$6.53

Dividends paid per share:
Common stock	$1.370	$1.370	$4.110	$4.110
Class B common stock	$1.245	$1.245	$3.735	$3.735

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended						For the Nine Months Ended
	September 28, 2025			September 29, 2024			September 28, 2025			September 29, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$276,320			$446,301			$563,242			$1,424,648
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$(2,190)	$—	(2,190)	$(4,231)	$—	(4,231)	$29,355	$—	29,355	$(36,073)	$—	(36,073)
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and service cost	14,418	(3,465)	10,953	65	(54)	11	14,351	(3,609)	10,742	303	(62)	241
Reclassification to earnings	13,479	(3,243)	10,236	2,540	(611)	1,929	19,244	(4,613)	14,631	7,618	(1,829)	5,789
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	400	(571)	(171)	1,779	599	2,378	(6,030)	771	(5,259)	5,636	277	5,913
Reclassification to earnings	2,206	(634)	1,572	560	(1,154)	(594)	5,672	(1,275)	4,397	4,210	(2,122)	2,088
Total other comprehensive income (loss), net of tax	$28,313	$(7,913)	20,400	$713	$(1,220)	(507)	$62,592	$(8,726)	53,866	$(18,306)	$(3,736)	(22,042)
Comprehensive income			$296,720			$445,794			$617,108			$1,402,606

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 28, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,163,017	$730,746
Accounts receivable—trade, net	966,411	800,402
Inventories	1,707,522	1,254,094
Prepaid expenses and other	561,155	974,215
Total current assets	4,398,105	3,759,457
Property, plant and equipment, net	3,426,678	3,458,853
Goodwill	2,711,338	2,705,753
Other intangibles	1,891,101	1,873,866
Other non-current assets	1,110,163	1,111,867
Deferred income taxes	42,041	37,065
Total assets	$13,579,426	$12,946,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,459,680	$1,159,177
Accrued liabilities	952,330	807,341
Accrued income taxes	98,461	51,036
Short-term debt	214,959	1,306,976
Current portion of long-term debt	502,334	604,965
Total current liabilities	3,227,764	3,929,495
Long-term debt	4,677,086	3,190,210
Other long-term liabilities	639,160	688,259
Deferred income taxes	470,970	424,243
Total liabilities	9,014,980	8,232,207

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2025 and 2024	—	—
Common stock, shares issued: 166,939,511 at September 28, 2025 and December 31, 2024	166,939	166,939
Class B common stock, shares issued: 54,613,514 at September 28, 2025 and December 31, 2024	54,614	54,614
Additional paid-in capital	1,407,685	1,377,226
Retained earnings	5,447,367	5,698,316
Treasury—common stock shares, at cost: 18,775,431 at September 28, 2025 and 19,169,956 at December 31, 2024	(2,262,135)	(2,278,551)
Accumulated other comprehensive loss	(250,024)	(303,890)
Total stockholders’ equity	4,564,446	4,714,654
Total liabilities and stockholders’ equity	$13,579,426	$12,946,861

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 28, 2025	September 29, 2024
Operating Activities
Net income	$563,242	$1,424,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	371,180	331,440
Stock-based compensation expense	46,453	32,573
Deferred income taxes	37,790	(25,623)
Write-down of equity investments	—	81,017
Unrealized losses (gains) on derivative contracts	541,137	(200,284)
Other	77,524	53,520
Changes in assets and liabilities, net of business acquisition:
Accounts receivable—trade, net	(156,979)	(330,777)
Inventories	(445,014)	27,676
Prepaid expenses and other current assets	(231,742)	(52,193)
Accounts payable and accrued liabilities	453,642	119,168
Accrued income taxes	158,869	138,503
Contributions to pension and other benefit plans	(9,978)	(10,100)
Other assets and liabilities	(55,310)	426
Net cash provided by operating activities	1,350,814	1,589,994
Investing Activities
Capital additions (including software)	(316,537)	(471,415)
Receipts (payments) related to equity investments in tax credit qualifying partnerships	14,261	(78,196)
Purchase of intangible assets	(73,597)	—
Other investing activities	(6,309)	287
Net cash used in investing activities	(382,182)	(549,324)
Financing Activities
Net (decrease) increase in short-term debt	(1,102,467)	482,767
Long-term borrowings, net of debt issuance costs	1,984,545	—
Repayment of long-term debt and finance leases	(604,641)	(4,476)
Cash dividends paid	(813,955)	(814,309)
Repurchase of common stock	—	(494,191)
Proceeds from exercised stock options	17,258	13,786
Taxes withheld and paid on employee stock awards	(17,182)	(30,546)
Net cash used in financing activities	(536,442)	(846,969)
Effect of exchange rate changes on cash and cash equivalents	81	19,348
Net increase in cash and cash equivalents	432,271	213,049
Cash and cash equivalents, beginning of period	730,746	401,902
Cash and cash equivalents, end of period	$1,163,017	$614,951
Supplemental Disclosure
Interest paid	$156,433	$128,875
Income taxes paid	110,558	180,338

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 5

HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 28, 2025 and September 29, 2024
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, June 29, 2025	$—	$166,939	$54,614	$1,387,873	$5,442,869	$(2,267,253)	$(270,424)	$4,514,618
Net income					276,320			276,320
Other comprehensive income							20,400	20,400
Dividends (including dividend equivalents):
Common Stock, $1.370 per share					(203,828)			(203,828)
Class B Common Stock, $1.245 per share					(67,994)			(67,994)
Stock-based compensation				15,597				15,597
Exercise of stock options and incentive-based transactions				4,215		5,118		9,333
Balance, September 28, 2025	$—	$166,939	$54,614	$1,407,685	$5,447,367	$(2,262,135)	$(250,024)	$4,564,446

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, June 30, 2024	$—	$166,939	$54,614	$1,325,876	$4,997,269	$(2,283,219)	$(251,613)	$4,009,866
Net income					446,301			446,301
Other comprehensive loss							(507)	(507)
Dividends (including dividend equivalents):
Common Stock, $1.370 per share					(202,860)			(202,860)
Class B Common Stock, $1.245 per share					(67,993)			(67,993)
Stock-based compensation				15,164				15,164
Exercise of stock options and incentive-based transactions				1,895		3,072		4,967
Repurchase of common stock (including excise tax)						31		31
Balance, September 29, 2024	$—	$166,939	$54,614	$1,342,935	$5,172,717	$(2,280,116)	$(252,120)	$4,204,969

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 6

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 28, 2025 and September 29, 2024
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2024	$—	$166,939	$54,614	$1,377,226	$5,698,316	$(2,278,551)	$(303,890)	$4,714,654
Net income					563,242			563,242
Other comprehensive income							53,866	53,866
Dividends (including dividend equivalents):
Common Stock, $4.110 per share					(610,210)			(610,210)
Class B Common Stock, $3.735 per share					(203,981)			(203,981)
Stock-based compensation				46,799				46,799
Exercise of stock options and incentive-based transactions				(16,340)		16,416		76
Balance, September 28, 2025	$—	$166,939	$54,614	$1,407,685	$5,447,367	$(2,262,135)	$(250,024)	$4,564,446

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2023	$—	$166,939	$54,614	$1,345,580	$4,562,263	$(1,800,232)	$(230,078)	$4,099,086
Net income					1,424,648			1,424,648
Other comprehensive loss							(22,042)	(22,042)
Dividends (including dividend equivalents):
Common Stock, $4.110 per share					(610,213)			(610,213)
Class B Common Stock, $3.735 per share					(203,981)			(203,981)
Stock-based compensation				33,173				33,173
Exercise of stock options and incentive-based transactions				(35,818)		19,058		(16,760)
Repurchase of common stock (including excise tax)						(498,942)		(498,942)
Balance, September 29, 2024	$—	$166,939	$54,614	$1,342,935	$5,172,717	$(2,280,116)	$(252,120)	$4,204,969

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 7

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
Operating results for the quarter ended September 28, 2025 may not be indicative of the results that may be expected for the year ending December 31, 2025 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 8

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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. Under this ASU, costs are capitalized when management has authorized and committed funding and it is probable the project will be completed and the software used as intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and the amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. We are currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures.
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

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 9

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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the nine months ended September 28, 2025 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Balance at December 31, 2024	$2,032,857	$657,001	$15,895	$2,705,753
Measurement period adjustments	1,382	—	—	1,382
Foreign currency translation	3,215	—	988	4,203
Balance at September 28, 2025	$2,037,454	$657,001	$16,883	$2,711,338

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	September 28, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,801,222	$(322,409)	$1,721,159	$(282,819)
Customer-related	553,561	(176,288)	552,594	(151,409)
Patents	7,821	(7,821)	7,579	(7,579)
Total	2,362,604	(506,518)	2,281,332	(441,807)

Intangible assets not subject to amortization:
Trademarks	35,015		34,341
Total other intangible assets	$1,891,101		$1,873,866
In 2025, the gross carrying amount of our intangible assets and corresponding accumulated amortization increased as a result of the purchase of the Fulfil brand in North America.
Total amortization expense for the three months ended September 28, 2025 and September 29, 2024 was $21,202 and $19,534, respectively. Total amortization expense for the nine months ended September 28, 2025 and September 29, 2024 was $62,958 and $58,627, respectively.
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. As of September 28, 2025, we maintained a $1.35 billion unsecured revolving credit facility with the option to increase the aggregate amount of the commitments by up to $500 million with the consent of the lenders (the “prior credit facility”). On October 21, 2025, we terminated the prior credit facility, which was scheduled to expire in April 2028, and entered into a new unsecured revolving credit facility (the “new credit facility”). The new credit facility allows the Company to borrow up to $1.875 billion with the option to increase the aggregate amount of the commitments by up to $1.0 billion with the consent of the lenders. The new credit facility is scheduled to expire on October 21, 2030; however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 10

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The credit agreements governing the prior credit facility and the new credit facility contain certain financial and other covenants, customary representations, warranties and events of default. As of September 28, 2025, we were in compliance with all covenants pertaining to the prior credit facility, and we had no significant compensating balance agreements that legally restricted access to these funds. For more information, refer to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	September 28, 2025	December 31, 2024
Short-term foreign bank borrowings against lines of credit	$214,959	$161,364
U.S. commercial paper	—	1,145,612
Total short-term debt	$214,959	$1,306,976
Weighted average interest rate on outstanding commercial paper	—%	4.5%
Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	September 28, 2025	December 31, 2024
0.900% Notes (1)	June 1, 2025	—	300,000
3.200% Notes (2)	August 21, 2025	—	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
4.550% Notes (3)	February 24, 2028	500,000	—
4.250% Notes	May 4, 2028	350,000	350,000
2.450% Notes	November 15, 2029	300,000	300,000
4.750% Notes (3)	February 24, 2030	500,000	—
1.700% Notes	June 1, 2030	350,000	350,000
4.950% Notes (3)	February 24, 2032	500,000	—
4.500% Notes	May 4, 2033	400,000	400,000
5.100% Notes (3)	February 24, 2035	500,000	—
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		69,743	73,802
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(33,962)	(22,266)
Total long-term debt		5,179,420	3,795,175
Less—current portion		502,334	604,965
Long-term portion		$4,677,086	$3,190,210
(1) In June 2025, we repaid $300,000 of 0.900% Notes due upon their maturity.
(2) In August 2025, we repaid $300,000 of 3.200% Notes due upon their maturity.
(3) During the first quarter of 2025, we issued $500,000 of 4.550% Notes due in February 2028, $500,000 of 4.750% Notes due in February 2030, $500,000 of 4.950% Notes due in February 2032 and $500,000 of 5.100% Notes due in February 2035 (together, the “2025 Notes”). Proceeds from the issuance of the 2025 Notes, net of discounts and issuance costs, totaled $1,984,545. The 2025 Notes were issued under a shelf registration statement on Form S-3 filed in May 2024 that registered an indeterminate amount of debt securities.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Interest expense	$61,456	$51,906	$176,817	$148,099
Capitalized interest	(2,257)	(5,343)	(9,732)	(15,620)
Interest expense	59,199	46,563	167,085	132,479
Interest income	(7,725)	(2,247)	(24,954)	(6,968)
Interest expense, net	$51,474	$44,316	$142,131	$125,511
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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $591,789 as of September 28, 2025 and $667,421 as of December 31, 2024.
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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 18 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $240,306 at September 28, 2025 and $79,028 at December 31, 2024. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $20,615 at September 28, 2025 and $123,014 at December 31, 2024. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative (“SM&A”) expense, depending on the nature of the underlying exposure.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 12

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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at September 28, 2025 and December 31, 2024 was $33,198 and $30,524, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of September 28, 2025 and December 31, 2024:

	September 28, 2025		December 31, 2024
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$2,092	$3,856	$8,598	$3,280

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	3,214	4,528	514,623	14,321
Deferred compensation derivatives	2,249	—	460	—
Foreign exchange contracts	2,906	32	164	4,800
	8,369	4,560	515,247	19,121
Total	$10,461	$8,416	$523,845	$22,401

(1)Derivative assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of September 28, 2025, amounts reflected on a net basis in assets were assets of $71,402 and liabilities of $68,188, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2024 were assets of $533,115 and liabilities of $32,998. At September 28, 2025 and December 31, 2024, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended September 28, 2025 and September 29, 2024 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2025	2024	2025	2024	2025	2024
Commodities futures and options	$32,745	$32,270	$—	$—	$—	$—
Foreign exchange contracts	212	621	400	1,779	(56)	1,714
Interest rate swap agreements	—	—	—	—	(2,150)	(2,274)
Deferred compensation derivatives	2,249	1,265	—	—		—
Total	$35,206	$34,156	$400	$1,779	$(2,206)	$(560)
The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended September 28, 2025 and September 29, 2024 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2025	2024	2025	2024	2025	2024
Commodities futures and options	$(52,657)	$191,734	$—	$—	$—	$—
Foreign exchange contracts	8,594	465	(6,030)	5,636	1,052	2,664
Interest rate swap agreements	—	—	—	—	(6,724)	(6,874)
Deferred compensation derivatives	7,012	4,312	—	—		—
Total	$(37,051)	$196,511	$(6,030)	$5,636	$(5,672)	$(4,210)

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
The amount of pre-tax net loss on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $10,730 as of September 28, 2025. This amount is primarily associated with interest rate swap agreements.
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

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 14

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of September 28, 2025 and December 31, 2024:

	Assets / Liabilities
	Level 1	Level 2	Level 3	Total
September 28, 2025:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$4,998	$—	$4,998
Commodities futures and options (3)	$3,214	$—	$—	$3,214
Liabilities:
Foreign exchange contracts (1)	$—	$3,888	$—	$3,888
Deferred compensation derivatives (2)	—	2,249	—	2,249
Commodities futures and options (3)	$4,528	$—	$—	$4,528
December 31, 2024:
Assets:
Foreign exchange contracts (1)	$—	$8,761	$—	$8,761
Deferred compensation derivatives (2)	$—	$460	$—	$460
Commodities futures and options (3)	$514,623	$—	$—	$514,623
Liabilities:
Foreign exchange contracts (1)	$—	$8,080	$—	$8,080
Commodities futures and options (3)	$14,321	$—	$—	$14,321
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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of September 28, 2025 and December 31, 2024 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	September 28, 2025	December 31, 2024	September 28, 2025	December 31, 2024
Current portion of long-term debt	$495,556	$597,547	$502,334	$604,965
Long-term debt	4,361,035	2,734,322	4,677,086	3,190,210
Total	$4,856,591	$3,331,869	$5,179,420	$3,795,175

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 15

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

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of lease expense for the three months ended September 28, 2025 and September 29, 2024 were as follows:

		Three Months Ended
Lease expense	Classification	September 28, 2025	September 29, 2024
Operating lease cost	Cost of sales or SM&A (1)	$15,651	$13,678
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	1,896	2,133
Interest on lease liabilities	Interest expense, net	1,096	1,140
Net lease cost (2)		$18,643	$16,951
The components of lease expense for the nine months ended September 28, 2025 and September 29, 2024 were as follows:

		Nine Months Ended
Lease expense	Classification	September 28, 2025	September 29, 2024
Operating lease cost	Cost of sales or SM&A (1)	$45,677	$39,159
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	6,248	6,504
Interest on lease liabilities	Interest expense, net	3,345	3,489
Net lease cost (2)		$55,270	$49,152
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Information regarding our lease terms and discount rates were as follows:

	September 28, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	11.6	12.4
Finance leases	26.6	25.9

Weighted-average discount rate
Operating leases	3.8%	3.7%
Finance leases	6.3%	6.3%

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 17

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	September 28, 2025	December 31, 2024
Assets
Operating lease ROU assets	Other non-current assets	$336,808	$337,739

Finance lease ROU assets, at cost	Property, plant and equipment, gross	81,791	87,999
Accumulated amortization	Accumulated depreciation	(26,721)	(25,515)
Finance lease ROU assets, net	Property, plant and equipment, net	55,070	62,484

Total leased assets		$391,878	$400,223

Liabilities
Current
Operating	Accrued liabilities	$46,291	$40,636
Finance	Current portion of long-term debt	3,548	5,666
Non-current
Operating	Other long-term liabilities	299,750	304,767
Finance	Long-term debt	66,195	68,136
Total lease liabilities		$415,784	$419,205

The maturities of our lease liabilities as of September 28, 2025 were as follows:

	Operating leases	Finance leases	Total
2025 (rest of year)	$14,962	$2,184	$17,146
2026	57,301	7,014	64,315
2027	54,206	4,944	59,150
2028	36,166	4,407	40,573
2029	32,621	4,245	36,866
Thereafter	227,184	133,646	360,830
Total lease payments	422,440	156,440	578,880
Less: Imputed interest	76,399	86,697	163,096
Total lease liabilities	$346,041	$69,743	$415,784

Supplemental cash flow and other information related to leases were as follows:

	Nine Months Ended
	September 28, 2025	September 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43,965	$36,293
Operating cash flows from finance leases	3,345	3,489
Financing cash flows from finance leases	4,595	4,543

ROU assets obtained in exchange for lease liabilities:
Operating leases	$33,158	$70,383
Finance leases	62	983

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 18

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
Both equity method investments and cost, less impairment, investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates were $199,575 and $212,928 as of September 28, 2025 and December 31, 2024, respectively.
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
The Company estimates that the AAA Initiative will result in total pre-tax costs of $200,000 to $250,000 from inception through 2026. This estimate primarily includes program office execution and third-party costs supporting the design and implementation of the new organizational structure of $100,000 to $120,000, as well as implementation and technology capability costs of $55,000 to $70,000. Additionally, we expect to incur employee severance and related separation benefits of $45,000 to $60,000 as we facilitate workforce reductions and reallocate resources to further drive the Company’s strategic priorities. The cash portion of the total cost is estimated to be $175,000 to $225,000. At the conclusion of the program in 2026, ongoing annual savings are expected to be approximately $400,000.
Since inception through September 28, 2025, we recognized total costs associated with the AAA Initiative of $169,105. These charges predominantly included employee severance and related separation benefits related to workforce reductions and third-party costs supporting the design and implementation of the new organizational structure, as well as technology capability costs. The costs and related benefits of the AAA Initiative predominantly relates to the North America Confectionery segment and Corporate. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Cost of sales	$—	$1,457	$—	$12,168
Selling, marketing and administrative expense	8,366	20,037	32,729	60,055
Business realignment costs	2,211	27,635	18,840	32,572
Costs associated with business realignment activities	$10,577	$49,129	$51,569	$104,795
Costs recorded by program during the nine months ended September 28, 2025 and September 29, 2024 related to these activities were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Advancing Agility & Automation Initiative:
Severance and employee benefit costs	$2,211	$27,635	$18,840	$32,572
Other program costs	8,366	21,494	32,729	72,223
Total	$10,577	$49,129	$51,569	$104,795
The following table presents the liability activity for costs qualifying as exit and disposal costs for the nine months ended September 28, 2025:

Total
Liability balance at December 31, 2024 (1)	$10,417
2025 business realignment charges (2)	18,840
Cash payments	(20,557)
Liability balance at September 28, 2025 (1)	$8,700
(1)The liability balances reflected above are reported within accrued liabilities and other long-term liabilities.
(2)The costs reflected in the liability roll-forward represent employee-related charges.
10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the nine months ended September 28, 2025 and September 29, 2024 were 33.3% and 18.6%, respectively. Relative to the statutory rate, the 2025 effective tax rate was primarily impacted by tax reserves, foreign rate differential and state taxes.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Mexico, Canada, Switzerland and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $15,594 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 20

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA introduces changes to United States tax policy, trade regulations, and federal spending priorities. Key provisions include the extension and modification of tax provisions from the 2017 Tax Cuts and Jobs Act, modification of certain energy-related tax credits and incentives, and timing of deductions related to certain domestic expenses. The OBBBA did not have a material impact on the Company’s consolidated financial statements for the nine months ended September 28, 2025.
11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended September 28, 2025 and September 29, 2024 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Service cost	$3,544	$3,827	$29	$33
Interest cost	9,253	9,662	1,235	1,215
Expected return on plan assets	(12,029)	(12,800)	—	—
Amortization of prior service credit	(888)	(1,374)	(96)	(38)
Amortization of net loss	3,554	3,814	312	138
Settlement loss	10,597	—	—	—
Total net periodic benefit cost	$14,031	$3,129	$1,480	$1,348
We made contributions of $254 and $3,181 to our pension plans and other benefits plans, respectively, during the third quarter of 2025. In the third quarter of 2024, we made contributions of $1,134 and $3,498 to our pension plans and other benefit plans, respectively. The contributions in 2025 and 2024 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The components of net periodic benefit cost for the nine months ended September 28, 2025 and September 29, 2024 were as follows:

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Service cost	$10,583	$11,512	$85	$100
Interest cost	27,722	28,995	3,695	3,646
Expected return on plan assets	(36,086)	(38,407)	—	—
Amortization of prior service credit	(2,667)	(4,120)	(288)	(113)
Amortization of net loss	10,661	11,435	941	416
Settlement loss	10,597	—	—	—
Total net periodic benefit cost	$20,810	$9,415	$4,433	$4,049
We made contributions of $1,366 and $8,612 to our pension plans and other benefits plans, respectively, during the first nine months of 2025. In the first nine months of 2024, we made contributions of $2,120 and $7,980 to our pension plans and other benefit plans, respectively. The contributions in 2025 and 2024 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 21

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans are reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).
During the first nine months of 2025, we recognized pension settlement charges in The Hershey Retirement Plan for Salaried and Hourly Employees due to lump sum withdrawals by employees retiring or leaving the Company. The non-cash settlement charges, which represent the acceleration of a portion of the respective plan’s accumulated unrecognized actuarial loss, were triggered when the cumulative lump sum distributions exceeded the plan’s anticipated annual service and interest costs. In connection with the third quarter 2025 settlements, the related plan assets and liabilities were remeasured using a discount rate as of the remeasurement date that was 43 basis points lower than the rate as of December 31, 2024 and an expected rate of return on plan assets of 6.8%, which was consistent with the rate as of December 31, 2024.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Pre-tax compensation expense	$15,451	$15,073	$46,453	$32,573
Related income tax benefit	3,294	2,572	15,478	6,352
Compensation expenses for stock compensation plans are primarily included in SM&A expense. As of September 28, 2025, total stock-based compensation expense related to non-vested awards not yet recognized was $99,229 and the weighted-average period over which this amount is expected to be recognized was approximately 2.0 years.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 22

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

A summary of activity relating to grants of stock options for the period ended September 28, 2025 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	579,834	$106.73	2.7 years
Granted	5,165	$164.16
Exercised	(171,857)	$102.56
Outstanding as of September 28, 2025	411,667	$108.98	2.4 years	$32,916
Options exercisable as of September 28, 2025	402,518	$107.01	2.2 years	$32,828
The weighted-average fair value of options granted was $33.91 and $45.95 per share for the periods ended September 28, 2025 and September 29, 2024, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Nine Months Ended
	September 28, 2025	September 29, 2024
Dividend yields	3.0%	2.0%
Expected volatility	22.3%	21.3%
Risk-free interest rates	4.2%	4.3%
Expected term in years	6.3	6.3
The total intrinsic value of options exercised was $12,265 and $13,327 for the periods ended September 28, 2025 and September 29, 2024, respectively.
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the nine months ended September 28, 2025 and September 29, 2024 can range from 0% to 250% of the targeted amounts.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 23

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
During the nine months ended September 28, 2025 and September 29, 2024, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.
We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended September 28, 2025 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	538,803	$204.65
Granted	643,726	$168.32
Performance assumption change (1)	240,508	$235.97
Vested	(318,390)	$206.11
Forfeited	(110,222)	$196.37
Outstanding as of September 28, 2025	994,426	$189.15
(1)Reflects the net number of PSUs above and below target levels based on the performance metrics.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides weighted average assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

	Nine Months Ended
	September 28, 2025	September 29, 2024
Units granted	643,726	357,272
Weighted-average fair value at date of grant	$168.32	$195.06
Monte Carlo simulation assumptions:
Estimated values	$110.81	$84.13
Dividend yields	3.2%	2.8%
Expected volatility	22.2%	18.5%

The fair value of shares vested totaled $12,265 and $90,372 for the periods ended September 28, 2025 and September 29, 2024, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 242,602 units as of September 28, 2025. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 24

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

13. SEGMENT INFORMATION
The Company reports its operations through three segments: (i) North America Confectionery, (ii) North America Salty Snacks and (iii) International. This organizational structure aligns with how our CODM, Kirk Tanner, President and Chief Executive Officer, manages our business, including resource allocation and performance assessment, and further aligns with our product categories and the key markets we serve.
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

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 25

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings for the three months ended September 28, 2025 and September 29, 2024 were as follows:

For the three months ended September 28, 2025	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$2,615,600	$321,020	$244,798	$3,181,418
Cost of sales	1,752,225	206,267	209,843
SM&A expense	291,900	57,006	48,562
Total segment income (loss)	$571,475	$57,747	$(13,607)	$615,615
Unallocated corporate expense (1)				194,705
Unallocated mark-to-market gains on commodity derivatives				(24,250)
Costs associated with business realignment activities (see Note 9)				10,577
Operating profit				$434,583
Interest expense, net (see Note 4)				51,474
Other (income) expense, net (see Note 17)				11,199
Income before income taxes				$371,910

For the three months ended September 29, 2024	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$2,477,303	$291,835	$218,356	$2,987,494
Cost of sales	1,446,950	181,729	154,012
SM&A expense	305,531	56,129	50,137
Total segment income	$724,822	$53,977	$14,207	$793,006
Unallocated corporate expense (1)				161,796
Unallocated mark-to-market gains on commodity derivatives				(31,083)
Costs associated with business realignment activities (see Note 9)				49,129
Operating profit				$613,164
Interest expense, net (see Note 4)				44,316
Other (income) expense, net (see Note 17)				50,101
Income before income taxes				$518,747
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

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 26

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings for the nine months ended September 28, 2025 and September 29, 2024 were as follows:

For the nine months ended September 28, 2025	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$7,001,208	$914,337	$686,010	$8,601,555
Cost of sales	4,342,071	581,440	512,239
SM&A expense	887,357	166,817	138,857
Total segment income	$1,771,780	$166,080	$34,914	$1,972,774
Unallocated corporate expense (1)				536,659
Unallocated mark-to-market losses on commodity derivatives				387,932
Costs associated with business realignment activities (see Note 9)				51,568
Operating profit				$996,615
Interest expense, net (see Note 4)				142,131
Other (income) expense, net (see Note 17)				9,808
Income before income taxes				$844,676

For the nine months ended September 29, 2024	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$6,764,439	$856,835	$693,449	$8,314,723
Cost of sales	3,738,180	545,758	470,079
SM&A expense	888,745	166,190	141,403
Total segment income	$2,137,514	$144,887	$81,967	$2,364,368
Unallocated corporate expense (1)				496,215
Unallocated mark-to-market gains on commodity derivatives				(195,727)
Costs associated with business realignment activities (see Note 9)				104,795
Operating profit				$1,959,085
Interest expense, net (see Note 4)				125,511
Other (income) expense, net (see Note 17)				82,695
Income before income taxes				$1,750,879
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

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 27

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in income	$(32,745)	$(32,270)	$52,657	$(191,734)
Net gains (losses) on commodity derivative positions reclassified from unallocated to segment income	8,495	1,187	335,275	(3,993)
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$(24,250)	$(31,083)	$387,932	$(195,727)

As of September 28, 2025, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $22,299. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax gains on commodity derivatives of $100,866 to segment operating results in the next twelve months.

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
North America Confectionery	$78,752	$64,805	$221,311	$191,210
North America Salty Snacks	19,414	19,776	63,587	59,475
International	7,276	6,268	20,174	18,467
Corporate	22,342	22,406	66,108	62,288
Total	$127,784	$113,255	$371,180	$331,440

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net sales:
United States	$2,799,716	$2,640,336	$7,552,700	$7,273,235
All other countries	381,702	347,158	1,048,855	1,041,488
Total	$3,181,418	$2,987,494	$8,601,555	$8,314,723

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Nine Months Ended September 28, 2025
	Shares	Dollars
		In thousands
Shares issued for stock options and incentive compensation	(394,525)	$(16,416)
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

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 29

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

	Three Months Ended
	September 28, 2025		September 29, 2024
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$203,137	$67,994	$202,390	$67,993
Allocation of undistributed earnings	3,889	1,300	131,726	44,192
Total earnings—basic	$207,026	$69,294	$334,116	$112,185

Denominator (shares in thousands):
Total weighted-average shares—basic	148,363	54,614	147,938	54,614

Earnings Per Share—basic	$1.40	$1.27	$2.26	$2.05

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$207,026	$69,294	$334,116	$112,185
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	69,294	—	112,185	—
Reallocation of undistributed earnings	—	(3)	—	(107)
Total earnings—diluted	$276,320	$69,291	$446,301	$112,078

Denominator (shares in thousands):
Number of shares used in basic computation	148,363	54,614	147,938	54,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	54,614	—	54,614	—
Employee stock options	176	—	283	—
Performance and restricted stock units	341	—	195	—
Total weighted-average shares—diluted	203,494	54,614	203,030	54,614

Earnings Per Share—diluted	$1.36	$1.27	$2.20	$2.05
The earnings per share calculations for the three months ended September 28, 2025 and September 29, 2024 excluded 12 and 12 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 30

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Nine Months Ended
	September 28, 2025		September 29, 2024
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$609,974	$203,981	$610,328	$203,981
Allocation of undistributed earnings	(187,827)	(62,886)	457,433	152,906
Total earnings—basic	$422,147	$141,095	$1,067,761	$356,887

Denominator (shares in thousands):
Total weighted-average shares—basic	148,234	54,614	148,474	54,614

Earnings Per Share—basic	$2.85	$2.58	$7.19	$6.53

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$422,147	$141,095	$1,067,761	$356,887
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	141,095	—	356,887	—
Reallocation of undistributed earnings	—	135	—	(418)
Total earnings—diluted	$563,242	$141,230	$1,424,648	$356,469

Denominator (shares in thousands):
Number of shares used in basic computation	148,234	54,614	148,474	54,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	54,614	—	54,614	—
Employee stock options	187	—	300	—
Performance and restricted stock units	238	—	243	—
Total weighted-average shares—diluted	203,273	54,614	203,631	54,614

Earnings Per Share—diluted	$2.77	$2.59	$7.00	$6.53
The earnings per share calculations for the nine months ended September 28, 2025 and September 29, 2024 excluded 27 and 13 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 31

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$—	$49,626	$—	$81,017
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	11,938	617	14,575	1,852
Other (income) expense, net	(739)	(142)	(4,767)	(174)
Total	$11,199	$50,101	$9,808	$82,695

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 32

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain asset accounts included within our Consolidated Balance Sheets are as follows:

	September 28, 2025	December 31, 2024
Inventories:
Raw materials	$836,307	$477,592
Goods in process	308,999	204,674
Finished goods	1,246,524	990,785
Inventories at First In First Out	2,391,830	1,673,051
Adjustment to Last In First Out	(684,308)	(418,957)
Total inventories	$1,707,522	$1,254,094

Prepaid expenses and other:
Prepaid expenses	$133,955	$269,792
Other current assets	427,200	704,423
Total prepaid expenses and other	$561,155	$974,215

Property, plant and equipment:
Land	$195,803	$194,502
Buildings	2,056,636	1,991,937
Machinery and equipment	4,422,893	4,147,530
Construction in progress	300,796	478,842
Property, plant and equipment, gross	6,976,128	6,812,811
Accumulated depreciation	(3,549,450)	(3,353,958)
Property, plant and equipment, net	$3,426,678	$3,458,853

Other non-current assets:
Pension	$54,774	$41,298
Capitalized software, net	347,570	367,087
Operating lease ROU assets	336,808	337,739
Investments in unconsolidated affiliates	199,575	212,928
Other non-current assets	171,436	152,815
Total other non-current assets	$1,110,163	$1,111,867

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 33

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of certain liability and stockholders’ equity accounts included within our Consolidated Balance Sheets are as follows:
	September 28, 2025	December 31, 2024
Accounts payable:
Accounts payable—trade	$803,839	$807,918
Supplier finance program obligations	457,302	215,122
Other	198,539	136,137
Total accounts payable	$1,459,680	$1,159,177

Accrued liabilities:
Payroll, compensation and benefits	$265,045	$226,774
Advertising, promotion and product allowances	429,208	359,986
Operating lease liabilities	46,291	40,636
Other	211,786	179,945
Total accrued liabilities	$952,330	$807,341

Other long-term liabilities:
Post-retirement benefits liabilities	$82,109	$87,006
Pension benefits liabilities	31,664	33,837
Operating lease liabilities	299,750	304,767
Other	225,637	262,649
Total other long-term liabilities	$639,160	$688,259

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(148,386)	$(177,741)
Pension and post-retirement benefit plans, net of tax	(96,725)	(122,098)
Cash flow hedges, net of tax	(4,913)	(4,051)
Total accumulated other comprehensive loss	$(250,024)	$(303,890)

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 34

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. This MD&A should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2025 (“this Quarterly Report on Form 10-Q”). This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2024 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
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

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 35

TRENDS AFFECTING OUR BUSINESS
Throughout the first nine months of 2025, we experienced net sales growth, positive changes in consumer behavior, and price inelasticity despite the persistent dynamic macroeconomic environment. However, increasing inflationary pressures, including ongoing price volatility for select commodities and higher manufacturing costs, continued to challenge the business and led to a decrease in net income. Despite a strategic pricing action in the third quarter combined with other specific actions taken to mitigate the gross margin pressures, our direct product inputs continue to be the primary incremental cost to our business (see Consolidated Results of Operations included in this MD&A). We utilize many exchange traded commodities for our business that are subject to price volatility, specifically cocoa products, which continued to experience elevated market prices compared to historical levels (see Part I, Item 3 - Quantitative and Qualitative Disclosures about Market Risk included in this Quarterly Report on Form 10-Q).
Furthermore, changes in global trade policies, including tariffs on U.S. imports, continue to increase global economic and political uncertainty. We are continuing to monitor the ongoing negotiations related to tariffs, specifically, goods imported into the U.S. from Canada, Mexico and other countries, as well as export markets, in which we have significant business operations, all of which may result in material adverse effects on our results of operations. The scope and length of tariffs, including their effects on the broader economy and our business, remain uncertain. These outcomes may be influenced by factors such as continued U.S. negotiations with impacted countries, retaliatory measures from other nations, possible tariff exemptions, public sentiment toward U.S. products and companies, and the domestic availability of lower-cost alternatives. We expect tariff expense to negatively impact our full year results.
Additionally, leadership changes at the U.S. Department of Health and Human Services and the U.S. Food and Drug Administration (“FDA”) earlier in 2025, as well as the Make America Healthy Again movement, subject the food industry to increasing laws and regulations, including nutrition, food date labeling and traceability recordkeeping requirements, as well as changes in consumer expectations and behavior. For example, in April 2025 the FDA announced that it would be phasing out the approved use of petroleum-based synthetic dyes in food products. Therefore, in an effort to be responsive to the evolving regulatory environment and to ensure consumers have options to fit their lifestyle while maintaining trust and confidence in our products, we announced our decision to remove all certified Food, Drug & Cosmetic colors from our great tasting snacks by the end of 2027. The estimated costs associated with this removal are not expected to have a material impact on our financial position, results of operations or liquidity.
As of September 28, 2025, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements in both the short-term and in the long-term; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).
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

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 36

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 28, 2025	September 29, 2024	Percent Change	September 28, 2025	September 29, 2024	Percent Change
In millions of dollars except per share amounts
Net sales	$3,181.4	$2,987.5	6.5%	$8,601.6	$8,314.7	3.4%
Cost of sales	2,144.1	1,754.8	22.2%	5,823.7	4,572.2	27.4%
Gross profit	1,037.3	1,232.7	(15.8)%	2,777.9	3,742.5	(25.8)%
Gross margin	32.6%	41.3%		32.3%	45.0%
Selling, marketing & administrative (“SM&A”) expenses	600.5	591.9	1.5%	1,762.4	1,750.9	0.7%
SM&A expense as a percent of net sales	18.9%	19.8%		20.5%	21.1%
Business realignment activities	2.2	27.6	(92.0)%	18.8	32.6	(42.2)%
Operating profit	434.6	613.2	(29.1)%	996.6	1,959.0	(49.1)%
Operating profit margin	13.7%	20.5%		11.6%	23.6%
Interest expense, net	51.5	44.3	16.2%	142.1	125.5	13.2%
Other (income) expense, net	11.2	50.1	(77.6)%	9.8	82.7	(88.1)%
Provision for income taxes	95.6	72.5	31.9%	281.4	326.2	(13.7)%
Effective income tax rate	25.7%	14.0%		33.3%	18.6%
Net income	$276.3	$446.3	(38.1)%	$563.2	$1,424.6	(60.5)%
Net income per share—diluted	$1.36	$2.20	(38.2)%	$2.77	$7.00	(60.4)%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - Third Quarter 2025 vs. Third Quarter 2024
Net Sales
Net sales were $3,181.4 million in the third quarter of 2025 compared to $2,987.5 million in the same period of 2024, an increase of $193.9 million, or 6.5%. The net sales increase reflects a favorable price realization of approximately 6% primarily related to pricing actions within the North America Confectionery and International segments. Volume was slightly positive, driven by strong results in North America Salty Snacks and the timing of shipments in the International segment, partially offset by price elasticity impacts within the North America Confectionery segment. Additionally, the 2024 acquisition of Sour Strips contributed a minimal benefit and there was no impact from foreign currency exchange rates.
Key U.S. Marketplace Metrics
The U.S. candy, mint and gum (“CMG”) consumer takeaway and market share information reflects measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels. These metrics are based on measured market scanned purchases as reported by Circana, the Company’s market insights and analytics provider, and provide a means to assess our retail takeaway and market position relative to the overall category.
For the third quarter of 2025, our total U.S. retail takeaway increased 6.3% in the expanded multi-outlet combined plus convenience store channels (Circana MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our CMG consumer takeaway increased 5.4%, despite a CMG market share decrease of 4 basis points. Our Salty consumer takeaway increased 14.2% in the third quarter of 2025 and experienced a Salty market share increase of 48 basis points.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 37

Cost of Sales and Gross Margin
Cost of sales were $2,144.1 million in the third quarter 2025 compared to $1,754.8 million in the same period of 2024, an increase of $389.3 million, or 22.2%. The increase was driven by higher costs, primarily due to unfavorable commodity costs from cocoa and tariffs. Mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases contributed a minimal impact (See Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q for more information).
Gross margin was 32.6% in the third quarter of 2025 compared to 41.3% in the same period of 2024, a decrease of 870 basis points. The decrease was driven by unfavorable commodity and tariff costs and unfavorable mix, partially offset by net price realization, supply chain productivity and net savings related to our AAA Initiative.
SM&A Expenses
SM&A expenses were $600.5 million in the third quarter of 2025 compared to $591.9 million in the same period of 2024, an increase of $8.6 million, or 1.5%. Total advertising and related consumer marketing expenses decreased 5.0%, driven primarily by efficiencies in the North America Confectionery segment. SM&A expenses, excluding advertising and related consumer marketing, increased 5.0% in the third quarter of 2025, driven by higher compensation and consulting costs, partially offset by net savings related to our AAA Initiative.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Excluding the portion recorded within Cost of Sales and SM&A expenses (as noted above), we recorded business realignment costs of $2.2 million during the third quarter of 2025 versus $27.6 million in the third quarter of 2024. The costs related to the AAA Initiative, which commenced in 2024, focused on leveraging new technology to improve supply chain and manufacturing-related spend, and optimize selling, general and administrative expenses. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit was $434.6 million in the third quarter of 2025 compared to $613.2 million in the same period of 2024, a decrease of $178.6 million, or 29.1%. The decrease was primarily due to lower gross profit and higher SM&A expenses, partially offset by lower business realignment expenses, as noted above. Operating profit margin decreased to 13.7% in 2025 from 20.5% in 2024, driven by the same factors noted above that resulted in lower gross margin for the period.
Interest Expense, Net
Net interest expense was $51.5 million in the third quarter of 2025 compared to $44.3 million in the same period of 2024, an increase of $7.2 million, or 16.2%. The increase was primarily due to higher long-term debt balances in 2025, driven by the February 2025 debt issuance, versus 2024.
Other (Income) Expense, Net
Other (income) expense, net was $11.2 million in the third quarter of 2025 versus $50.1 million in the third quarter of 2024, a net decrease of $38.9 million, or 77.6%. The decrease in net expense was predominantly driven by no write-downs on equity investments qualifying for tax credits in the third quarter of 2025 versus $49.6 million of write-downs on equity investments qualifying for tax credits in the third quarter of 2024, partially offset by an increase of $11.3 million of non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.
Income Taxes and Effective Tax Rate
The effective income tax rate was 25.7% for the third quarter of 2025 compared with 14.0% for the third quarter of 2024. Relative to the 21% statutory rate, the 2025 effective tax rate was primarily impacted by state taxes and tax reserves, partially offset by foreign rate differential. Relative to the 21% statutory rate, the 2024 effective tax rate was primarily impacted by investment tax credits, partially offset by state taxes.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 38

Net Income and Earnings Per Share-diluted
Net income was $276.3 million in the third quarter of 2025 compared to $446.3 million in the same period of 2024, a decrease of $170.0 million, or 38.1%. EPS-diluted was $1.36 in the third quarter of 2025 compared to $2.20 in the third quarter of 2024, a decrease of $0.84, or 38.2%. The decrease in both net income and EPS-diluted was driven by lower gross profit, higher SM&A expenses, higher interest expense, and higher income taxes, partially offset by lower business realignment costs and lower other expenses.
Results of Operations - First Nine Months 2025 vs. First Nine Months 2024
Net Sales
Net sales were $8,601.6 million in the first nine months of 2025 compared to $8,314.7 million during the same period of 2024, an increase of $286.9 million, or 3.4%. The net sales increase was driven by favorable price realization of approximately 4% across our reportable segments. The net sales increase was partially offset by a volume decrease of approximately 1%, primarily driven by price elasticity impacts within the North America Confectionery segment, partially offset by strong results in North America Salty Snacks. Additionally, the 2024 acquisition of Sour Strips contributed a minimal benefit and there was an unfavorable foreign currency exchange impact of less than 1%.
Key U.S. Marketplace Metrics
For the first nine months of 2025, our total U.S. retail takeaway increased 4.9% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. CMG consumer takeaway increased 4.4% and experienced a CMG market share decrease of 7 basis points. Our Salty consumer takeaway increased 10.1% and experienced a Salty market share increase of 36 basis points.
Cost of Sales and Gross Margin
Cost of sales were $5,823.7 million in the first nine months of 2025 compared to $4,572.2 million in the same period of 2024, an increase of $1,251.5 million, or 27.4%. The increase was driven by $1,309.7 million of higher costs, primarily related to $244.4 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases (See Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q for more information) and unfavorable commodity costs from cocoa and tariffs. The increase was partially offset by $58.2 million, primarily related to lower sales volume and lower business realignment costs.
Gross margin was 32.3% in the first nine months of 2025 compared to 45.0% in the same period of 2024, a decrease of 1,270 basis points. The decrease was driven by higher commodity and tariff costs, unfavorable year-over-year mark-to-market impact from commodity derivative instruments, unfavorable product mix, and volume declines, partially offset by net price realization, supply chain productivity and net savings related to our AAA Initiative.
SM&A Expenses
SM&A expenses were $1,762.4 million in the first nine months of 2025 compared to $1,750.9 million in the same period of 2024, an increase of $11.5 million, or 0.7%. Total advertising and related consumer marketing expenses increased 2.1%, driven by increased spending in the North America Confectionery and North America Salty Snacks segments. SM&A expenses, excluding advertising and related consumer marketing, remained flat in the first nine months of 2025 as compared to the first nine months of 2024.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 39

Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Excluding the portion recorded within Cost of Sales and SM&A expenses (as noted above), we recorded business realignment costs of $18.8 million during the first nine months of 2025 versus $32.6 million in the first nine months of 2024. The costs related to the AAA Initiative, which commenced in 2024, focused on leveraging new technology to improve supply chain and manufacturing-related spend, and optimize selling, general and administrative expenses. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit was $996.6 million in the first nine months of 2025 compared to $1,959.0 million in the same period of 2024, a decrease of $962.4 million, or 49.1%. The decrease was driven by lower gross profit and higher SM&A expenses, partially offset by lower business realignment activities as noted above. Operating profit margin decreased to 11.6% in the first nine months of 2025 from 23.6% in the same period in 2024, driven by the same factors that resulted in lower gross margin for the period.
Interest Expense, Net
Net interest expense was $142.1 million in the first nine months of 2025 compared to $125.5 million in the same period of 2024, an increase of $16.6 million, or 13.2%. The increase was primarily due to higher long-term debt balances in 2025 versus 2024, driven by the February 2025 debt issuance, partially offset by lower short-term debt balances in 2025 versus 2024.
Other (Income) Expense, Net
Other (income) expense, net was $9.8 million in the first nine months of 2025 versus $82.7 million in the first nine months of 2024, a net income decrease of $72.9 million, or 88.1%. The change was predominantly driven by no write-downs on equity investments qualifying for tax credits in the first nine months of 2025 versus $81.0 million of write-downs on equity investments qualifying for tax credits in the first nine months of 2024. This was partially offset by an increase of $12.7 million of non-service cost components of net periodic benefit costs relating to pension and other post-retirement benefit plans.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 33.3% for the first nine months of 2025 compared with 18.6% for the first nine months of 2024. Relative to the 21% statutory rate, the 2025 effective tax rate was primarily impacted by tax reserves, foreign rate differential and state taxes. Relative to the 21% statutory rate, the 2024 effective tax rate was impacted by investment tax credits partially offset by state taxes.
Net Income and Earnings Per Share-diluted
Net income was $563.2 million in the first nine months of 2025 compared to $1,424.6 million in the same period of 2024, a decrease of $861.4 million, or 60.5%. EPS-diluted was $2.77 in the first nine months of 2025 compared to $7.00 in the same period of 2024, a decrease of $4.23, or 60.4%. The decrease in both net income and EPS-diluted was driven by lower gross profit, higher interest expense, and higher taxes, partially offset by lower other expenses.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 40

SEGMENT RESULTS
The summary that follows provides a discussion of the results of operations of our three segments: North America Confectionery, North America Salty Snacks and International. For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition-related costs and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are largely managed centrally at the corporate level and are excluded from the measure of segment income reviewed by our Chief Operating Decision Maker, Kirk Tanner, President and Chief Executive Officer, and used for resource allocation and internal management reporting and performance evaluation. Segment income and segment income margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as well as in evaluating operating performance in relation to our competitors, as they exclude the activities that are not directly attributable to our ongoing segment operations. Refer to Note 13 Segment Information in our audited consolidated financial statements for reconciliations of net sales for our reportable segments to consolidated total net sales and of segment operating income to consolidated income before taxes.
Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
In millions of dollars
Net Sales:
North America Confectionery	$2,615.6	$2,477.3	$7,001.2	$6,764.4
North America Salty Snacks	321.0	291.8	914.3	856.8
International	244.8	218.4	686.0	693.5
Total	$3,181.4	$2,987.5	$8,601.6	$8,314.7

Segment Income (Loss):
North America Confectionery	$571.5	$724.8	$1,771.8	$2,137.5
North America Salty Snacks	57.7	54.0	166.1	144.9
International	(13.6)	14.2	34.9	82.0
Total segment income	615.6	793.0	1,972.8	2,364.4
Unallocated corporate expense (1)	194.7	161.8	536.7	496.2
Unallocated mark-to-market (gains) losses on commodity derivatives (2)	(24.3)	(31.1)	387.9	(195.7)
Costs associated with business realignment activities	10.6	49.1	51.6	104.8
Operating profit	434.6	613.2	996.6	1,959.1
Interest expense, net	51.5	44.3	142.1	125.5
Other (income) expense, net	11.2	50.1	9.8	82.7
Income before income taxes	$371.9	$518.8	$844.7	$1,750.9
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

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery results, which accounted for 82.2% and 82.9% of our net sales for the three months ended September 28, 2025 and September 29, 2024, respectively, were as follows:

	Three Months Ended			Nine Months Ended
	September 28, 2025	September 29, 2024	Percent Change	September 28, 2025	September 29, 2024	Percent Change
In millions of dollars
Net sales	$2,615.6	$2,477.3	5.6%	$7,001.2	$6,764.4	3.5%
Segment income	571.5	724.8	(21.2)%	1,771.8	2,137.5	(17.1)%
Segment margin	21.8%	29.3%		25.3%	31.6%
NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - Third Quarter 2025 vs. Third Quarter 2024
Net sales of our North America Confectionery segment were $2,615.6 million in the third quarter of 2025 compared to $2,477.3 million in the same period of 2024, an increase of $138.3 million, or 5.6%. The increase was driven by favorable price realization of approximately 7%, primarily due to the pricing action announced in July. Volume declined approximately 1%, driven by price elasticity impacts in everyday core U.S. confection. Additionally, the 2024 acquisition of Sour Strips contributed a minimal benefit and there was no impact from foreign currency exchange rates.
Our North America Confectionery segment income was $571.5 million in the third quarter of 2025 compared to $724.8 million in the same period of 2024, a decrease of $153.3 million, or 21.2%. The decrease was driven primarily by higher commodity and tariff costs and unfavorable mix, partially offset by net price realization, supply chain productivity, net savings related to our AAA Initiative and reduced advertising and related consumer marketing expenses.
Results of Operations - First Nine Months 2025 vs. First Nine Months 2024
Net sales of our North America Confectionery segment were $7,001.2 million in the first nine months of 2025 compared to $6,764.4 million in the same period of 2024, an increase of $236.8 million, or 3.5%. The increase was driven by favorable price realization of approximately 5%, primarily due to the pricing action announced in July. Volume declined approximately 2%, driven by price elasticity impacts in everyday core U.S. confection. Additionally, the 2024 acquisition of Sour Strips contributed a benefit of less than 1% and the impact from unfavorable foreign currency exchange rates was immaterial.
Our North America Confectionery segment income was $1,771.8 million in the first nine months of 2025 compared to $2,137.5 million the same period of 2024, a decrease of $365.7 million or 17.1%. The decrease was driven primarily by higher commodity and tariff costs and unfavorable mix, partially offset by net price realization, supply chain productivity and net savings related to our AAA Initiative.

North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks results, which accounted for 10.1% and 9.8% of our net sales for the three months ended September 28, 2025 and September 29, 2024, respectively, were as follows:

	Three Months Ended			Nine Months Ended
	September 28, 2025	September 29, 2024	Percent Change	September 28, 2025	September 29, 2024	Percent Change
In millions of dollars
Net sales	$321.0	$291.8	10.0%	$914.3	$856.8	6.7%
Segment income	57.7	54.0	6.9%	166.1	144.9	14.6%
Segment margin	18.0%	18.5%		18.2%	16.9%
NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - Third Quarter 2025 vs. Third Quarter 2024
Net sales of our North America Salty Snacks segment were $321.0 million in the third quarter of 2025 compared to $291.8 million in the same period of 2024, an increase of $29.2 million, or 10.0%. The increase was predominantly due to volume increases of approximately 11%, primarily driven by Dot’s Homestyle Pretzels, SkinnyPop and Pirates Booty. The net sales increase was partially offset by unfavorable price realization of approximately 1% as a result of higher trade promotional activities.
Our North America Salty Snacks segment income was $57.7 million in the third quarter of 2025 compared to $54.0 million in the same period of 2024, an increase of $3.7 million, or 6.9%. The increase was primarily due to volume increases, net savings related to our AAA Initiative and lower commodity costs.
Results of Operations - First Nine Months 2025 vs. First Nine Months 2024
Net sales of our North America Salty Snacks segment were $914.3 million in the first nine months of 2025 compared to $856.8 million the same period of 2024, an increase of $57.5 million, or 6.7%. The increase was driven by volume growth of approximately 6%, primarily related to Dot’s Homestyle Pretzels and SkinnyPop. Price realization was flat in the first nine months of 2025 compared to the same period of 2024.
Our North America Salty Snacks segment income was $166.1 million in the first nine months of 2025 compared to $144.9 million the same period of 2024, an increase of $21.2 million, or 14.6%. The increase was primarily due to volume increases and net savings related to our AAA Initiative, partially offset by higher supply chain costs.
International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Latin America, as well as Europe, Asia-Pacific (“APAC”), the Middle East and Africa (“MEA”) and other regions. International results, which accounted for 7.7% and 7.3% of our net sales for the three months ended September 28, 2025 and September 29, 2024, respectively, were as follows:

	Three Months Ended			Nine Months Ended
	September 28, 2025	September 29, 2024	Percent Change	September 28, 2025	September 29, 2024	Percent Change
In millions of dollars
Net sales	$244.8	$218.4	12.1%	$686.0	$693.5	(1.1)%
Segment income	(13.6)	14.2	(195.8)%	34.9	82.0	(57.4)%
Segment margin	(5.6)%	6.5%		5.1%	11.8%
NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - Third Quarter 2025 vs. Third Quarter 2024
Net sales of our International segment were $244.8 million in the third quarter of 2025 compared to $218.4 million in the same period of 2024, an increase of $26.4 million, or 12.1%. The increase was due to favorable price realization of approximately 7%, primarily due to strategic pricing actions across key markets. Volume increased approximately 6%, primarily attributable to Brazil, Europe and Mexico, partially offset by price elasticity across markets. There was no impact from foreign currency exchanges rates.
Our International segment generated a loss of $13.6 million in the third quarter of 2025 compared to $14.2 million in income in the third quarter of 2024, a decrease of $27.8 million, or 195.8%, driven by higher commodity and manufacturing costs, which more than offset favorable price realization, supply chain productivity, and net savings related to our AAA Initiative.
Results of Operations - First Nine Months 2025 vs. First Nine Months 2024
Net sales of our International segment were $686.0 million in the first nine months of 2025 compared to $693.5 million the same period of 2024, a decrease of $7.5 million, or 1.1%. The decrease was due to an unfavorable impact from foreign currency exchange rates of approximately 5%, driven by Mexico and India. The decrease was partially offset by a favorable price realization of approximately 3%, primarily due to strategic pricing actions across key markets. Volume was flat in the first nine months of 2025 compared to the same period of 2024.
Our International segment generated income of $34.9 million in the first nine months of 2025 compared to $82.0 million in the first nine months of 2024, a decrease of $47.1 million, or 57.4%, driven by higher commodity and manufacturing costs, which more than offset favorable price realization, supply chain productivity, and net savings related to our AAA Initiative.
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
In the third quarter of 2025, unallocated corporate expense totaled $194.7 million, as compared to $161.8 million in the third quarter of 2024, an increase of $32.9 million, or 20.3%. The increase was primarily driven by higher compensation and benefits costs and consulting fees.
In the first nine months of 2025, unallocated corporate expense totaled $536.7 million, as compared to $496.2 million in the first nine months of 2024, an increase of $40.5 million, or 8.2%. The increase was primarily driven by higher compensation and benefits costs and consulting fees, partially offset by lower investments in capabilities and technology, as a result of the completion of our ERP system upgrade in 2024, as well as lower acquisition and integration costs.
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
At September 28, 2025, our cash and cash equivalents totaled $1.2 billion, an increase of $432.3 million compared to the 2024 year-end balance. Additional detail regarding the net uses of cash are outlined in the following discussion. Additionally, at September 28, 2025, we had outstanding short- and long-term debt totaling $5.4 billion, of which $502.3 million was classified as the current portion of long-term debt. Of the $502.3 million, $500 million of 2.300% Notes are due upon maturity on August 15, 2026. We believe we can satisfy these debt obligations with cash generated from our operations, issuing new debt, and/or by borrowing on our unsecured credit facility.
Approximately 50% of the balance of our cash and cash equivalents at September 28, 2025 was held by subsidiaries domiciled outside of the United States. A majority of our cash and cash equivalents balance is distributable to the United States without material tax implications, such as withholding tax. We intend to continue to reinvest the remainder of this balance outside of the United States for which there would be a material tax implication to distributing for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 41

Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Nine Months Ended
In millions of dollars	September 28, 2025	September 29, 2024
Net cash provided by (used in):
Operating activities	$1,350.8	$1,590.0
Investing activities	(382.2)	(549.3)
Financing activities	(536.4)	(847.0)
Effect of exchange rate changes on cash and cash equivalents	0.1	19.3
Net change in cash and cash equivalents	$432.3	$213.0
Operating activities
We generated cash of $1,350.8 million from operating activities in the first nine months of 2025, a decrease of $239.2 million compared to $1,590.0 million in the same period of 2024. This decrease in net cash provided by operating activities was mainly driven by the following factors:
•Other assets and liabilities consumed cash of $287.1 million in 2025, compared to $51.8 million in 2024. This $235.3 million fluctuation was primarily driven by the timing of certain prepaid expenses and other current assets.
•In the aggregate, select net working capital items, specifically, trade accounts receivable, inventory, accounts payable and accrued liabilities, consumed cash of $148.4 million in 2025, compared to $183.9 million in 2024. This $35.5 million fluctuation was mainly driven by an increase in accounts payable and accrued liabilities due to the timing of vendor and supplier payments as well as an increase in accounts receivable, partially offset by higher inventory levels.
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, a write-down of equity investments, unrealized gains and losses on derivative contracts and other charges) resulted in $60.0 million of lower cash flow in 2025 relative to 2024.
•The decrease in cash provided by operating activities was partially offset by the following net cash inflows:
◦Timing of income tax payments generated cash of $158.9 million in 2025, compared to $138.5 million in 2024. This $20.4 million fluctuation was primarily due to the variance in actual tax expense for 2025 relative to the timing of quarterly estimated tax payments. We paid cash of $110.6 million for income taxes during 2025 compared to $180.3 million in the same period of 2024.
Investing activities
We used cash of $382.2 million for investing activities in the first nine months of 2025, a decrease of $167.1 million compared to $549.3 million in the same period of 2024. This decrease in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, primarily to support our ERP system implementation, capacity expansion, innovation and cost savings, were $316.5 million in the first nine months of 2025 compared to $471.4 million in the same period of 2024. The decrease in our 2025 capital expenditures is largely driven by the wind down of our key strategic initiatives, including completion of the upgrade of a new ERP system across the enterprise in 2024. We expect 2025 capital expenditures, including capitalized software, to be approximately $425 million, the lower end of our previously estimated range of $425 million to $450 million, as capital spending as a percentage of net sales is expected to return to historical levels. We intend to use our existing cash and internally generated funds to meet our 2025 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We received payments of approximately $14.3 million in the first nine months of 2025, compared to investing $78.2 million in the same period of 2024.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 42

•Intangible assets. In the first nine months of 2025, we purchased the Fulfil brand in North America for $73.6 million.
•Other investing activities. In the first nine months of 2025 and 2024, our other investing activities were minimal.
Financing activities
We used cash of $536.4 million for financing activities in the first nine months of 2025, a decrease of $310.6 million compared to cash used of $847.0 million in the same period of 2024. This decrease in net cash used in financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first nine months of 2025, we used cash of $1.1 billion to reduce short-term commercial paper borrowings and short-term foreign bank borrowings. During the first nine months of 2024, we generated cash of $482.8 million predominately through the issuance of short-term commercial paper and an increase in short-term foreign bank borrowings.
•Long-term debt borrowings and repayments. During the first nine months of 2025, we issued $500 million of 4.550% Notes due in February 2028, $500 million of 4.750% Notes due in February 2030, $500 million of 4.950% Notes due in February 2032 and $500 million of 5.100% Notes due in February 2035 (together, the “2025 Notes”). Proceeds from the issuance of the 2025 Notes, net of discounts and issuance costs, totaled $2.0 billion. Additionally, we repaid $300 million of 0.900% Notes due upon maturity and $300 million of 3.200% Notes due upon maturity in June and August 2025, respectively. During the first nine months of 2024, we had no long-term debt borrowings or repayments activity.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $814.0 million during the first nine months of 2025, a decrease of $0.4 million compared to $814.3 million in the same period of 2024. Details regarding our 2025 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	March 30, 2025	June 29, 2025	September 28, 2025
Dividends paid per share – Common stock	$1.370	$1.370	$1.370
Dividends paid per share – Class B common stock	$1.245	$1.245	$1.245
Total cash dividends paid	$271.6	$271.2	$271.2
Declaration date	February 5, 2025	April 30, 2025	July 29, 2025
Record date	February 17, 2025	May 16, 2025	August 15, 2025
Payment date	March 14, 2025	June 16, 2025	September 15, 2025
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

	Nine Months Ended
In millions	September 28, 2025	September 29, 2024
Shares repurchased in the open market under pre-approved share repurchase programs (1)	—	400.0
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	$—	$94.2
Cash used for total share repurchases (excluding excise tax)	$—	$494.2
Total shares repurchased under pre-approved share repurchase programs	—	2.0

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 43

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
•Proceeds from exercised stock options and employee tax withholding. During the first nine months of 2025, we received $17.3 million from employee exercises of stock options and paid $17.2 million of employee taxes withheld from share-based awards. During the first nine months of 2024, we received $13.8 million from employee exercises of stock options and paid $30.5 million of employee taxes withheld from share-based awards. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.
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

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 44

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

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 45

•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations; and

•Such other matters as discussed in our 2024 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ending March 30, 2025 and June 29, 2025, and this Quarterly Report on Form 10-Q, including Part II, Item 1A, ”Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The total amount of short-term debt, net of cash, amounted to a net cash position of $948 million and a net debt position of $576 million, at September 28, 2025 and December 31, 2024, respectively. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of September 28, 2025 would have changed interest income by approximately $7.7 million for the first nine months of 2025 versus a change to interest expense of $7.0 million for 2024.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at September 28, 2025 and December 31, 2024 by approximately $273 million and $169 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
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
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $16.5 million as of September 28, 2025 and $32.3 million as of December 31, 2024, generally offset by a reduction in foreign exchange associated with our transactional activities.
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

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 46

Cocoa Products
During the first nine months of 2025, the average cocoa futures contract price was $3.97 per pound, with a trading range of $3.30 to $4.89 per pound, based on the Intercontinental Exchange futures contract. This average cocoa futures contract price represents an increase of approximately 15% compared to the 2024 annual average of $3.45 per pound.

The cocoa supply-demand outlook continues to show improved signs for the 2024/25 season following three consecutive seasons of supply deficit. Supply has benefited from a combination of more favorable weather conditions in Côte d’Ivoire and Ghana and the ongoing expansion of supply in the rest of the world, specifically Ecuador, which is supplying approximately 35% more cocoa than in the previous season. Demand for cocoa beans has been negatively impacted by high prices over the last two years and this season’s grind is expected to be 2% lower than the previous season. Despite recent pullback of future contracts across the board, the outlook for cocoa prices remains uncertain due to significant liquidity and volatility events in the market, which may have an impact on our financial condition and results of operations.

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
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $591.8 million as of September 28, 2025 and $667.4 million as of December 31, 2024. At the end of the third quarter of 2025, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $25.8 million, generally offset by a reduction in the cost of the underlying commodity purchases.
For additional information about our market risks, see Item 7A under Part II of our 2024 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 47

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 28, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2025.
Changes in Internal Controls Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the quarter ended September 28, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 48

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
There were no purchases of our Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of Hershey, during the three months ended September 28, 2025.
During the three months ended September 28, 2025, no shares of Common Stock were purchased in open market transactions in connection with our standing authorization to buy back shares sufficient to offset those issued under incentive compensation plans, which authorization does not have a dollar or share limit and is not included in our share repurchase authorizations described in the following paragraph.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 49

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
The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended September 28, 2025, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5–1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period.

Name and Title	Date of Adoption of 10b5-1 Plan	Duration of 10b5-1 Plan(1)	Aggregate Number of Securities to be Sold or Purchased
Cordel Robbin-Coker Director	8/1/2025	7/31/2026	Sell 677 shares

(1) The plan duration is until the date listed in this column or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 50

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1
Restated Certificate of Incorporation, as amended by the Company’s Stockholders on May 6, 2025, is incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2025.

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

10.2	Form of Notice of Special Award of Performance Stock Units (effective July 7, 2025).+
31.1	Certification of Kirk Tanner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Kirk Tanner, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2025, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 51

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	October 30, 2025	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2025	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q3 2025 Form 10-Q | Page 52