Form 10-K
period 2025-12-31
HERSHEY CO
filed 2026-02-17
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 27, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates was $24,680,833,539. Class B Common Stock is not listed for public trading on any exchange or market system. However, Class B shares are convertible into shares of Common Stock at any time on a share-for-share basis. Determination of aggregate market value assumes all outstanding shares of Class B Common Stock held by non-affiliates were converted to Common Stock as of June 27, 2025. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on June 27, 2025 ($166.99 per share).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, one dollar par value—148,077,438 shares, as of February 12, 2026.
Class B Common Stock, one dollar par value—54,613,514 shares, as of February 12, 2026.
a
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HERSHEY COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2025

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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 1

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
Hershey is a global confectionery leader known for making more moments of goodness through chocolate, sweets, mints, and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We market, sell, and distribute our products under more than 85 brand names in approximately 65 countries worldwide.
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
•North America Salty Snacks – This segment is responsible for our salty snacking products in the United States. This includes ready-to-eat popcorn, baked and trans fat-free snacks, pretzels, and other snacks.
•International – International is a combination of all other operating segments that are not individually material, including those geographic regions where we operate outside of North America. We currently have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa and other regions.
Financial and other information regarding our segments is provided in our Management’s Discussion and Analysis and Note 13 to the Consolidated Financial Statements.
Business Acquisitions
On November 18, 2025, we completed the acquisition of LesserEvil, LLC (“LesserEvil”), previously a privately held company that produces and sells organic popcorn and puffed snack products to retailers and distributors in the United States and Canada. The acquisition complements Hershey’s existing portfolio and increases manufacturing capacity.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 2

Products and Brands
Our principal product offerings include chocolate and non-chocolate confectionery products; gum and mint refreshment products and protein bars; snack items such as popcorn, pretzels, spreads, snack bites and mixes; and pantry items, such as baking ingredients, toppings, and beverages.
•Within our North America Confectionery segment, our product portfolio includes a wide variety of chocolate offerings marketed and sold under the renowned brands of Hershey’s, Reese’s and Kisses, along with other popular chocolate and non-chocolate confectionery brands such as Jolly Rancher, Almond Joy, Brookside, barkTHINS, Cadbury, Good & Plenty, Heath, Kit Kat®, Payday, Rolo®, Twizzlers, Sour Strips, Whoppers and York. Our protein bar products include ONE bar and our gum and mint products include Ice Breakers mints and chewing gum, Breath Savers mints and Bubble Yum bubble gum. We also have pantry items, including baking products, toppings and sundae syrups sold under the Hershey’s, Reese’s, Heath and Lily’s brands, as well as Hershey’s and Reese’s chocolate spreads and snack bites and mixes.
•Within our North America Salty Snacks segment, we have our salty snack items. This includes ready-to-eat SkinnyPop and LesserEvil popcorn, baked and trans fat-free Pirates Booty snacks and Dot’s Homestyle Pretzels snacks.
•Within our International segment, we manufacture, market and sell many of these same brands, as well as other brands that are marketed regionally, such as Pelon Pelo Rico confectionery products in Mexico, IO-IO snack products in Brazil and Sofit beverage products in India.
Principal Customers and Marketing Strategy
Our customers are mainly wholesale distributors, chain grocery stores, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, dollar stores, concessionaires, and department stores. The majority of our customers, with the exception of wholesale distributors, resell our products to end-consumers in retail outlets in North America and other locations worldwide.
In 2025, approximately 27% of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States (“U.S.”) to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
The foundation of our marketing strategy is our strong brand equities, product innovation and the consistently superior quality of our products. We devote considerable resources to the identification, development, testing, manufacturing, and marketing of new products. We utilize a variety of promotional programs directed towards our customers, as well as advertising and promotional programs for consumers of our products, to stimulate sales of certain products at various times throughout the year.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 3

Our trading company in Switzerland performs all aspects of cocoa procurement, including price risk management, physical supply procurement, and sustainable sourcing oversight. The trading company optimizes the supply chain for our cocoa requirements, with a strategic focus on gaining real time access to cocoa market intelligence. It also provides us with the ability to recruit and retain world class commodities traders and procurement professionals and enables enhanced collaboration with commodities trade groups, the global cocoa community and sustainable sourcing resources.
We also use substantial quantities of sugar, corn products, Class II and IV dairy products, wheat products, peanuts, almonds, and energy in our production process. Most of these inputs for our domestic and Canadian operations are purchased from suppliers in the United States. For our international operations, inputs not locally available may be imported from other countries.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 4

Trademarks, Service Marks and License Agreements
We own various registered and unregistered trademarks and service marks. The trademarks covering our key product brands are of material importance to our business. Depending on the country, trademarks remain valid for as long as they are in use or their registration status is maintained. Trademark registrations generally are renewable for fixed terms. We follow a practice of seeking trademark protection in the United States and other key international markets where our products are sold. We also grant trademark licenses to third parties to produce and sell pantry items, flavored milks, and various other products primarily under the Hershey’s and Reese’s brand names.
Furthermore, we have rights under license agreements with several companies to manufacture and/or sell and distribute certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Brand	Location	Requirements

Kraft Foods Ireland Intellectual Property Limited/Cadbury UK Limited	York Peter Paul Almond Joy Peter Paul Mounds	Worldwide	None

Cadbury UK Limited	Cadbury Caramello	United States	Minimum sales requirement exceeded in 2025

Société des Produits Nestlé SA	Kit Kat® Rolo®	United States	Minimum unit volume sales exceeded in 2025

Iconic IP Interests, LLC	Good & Plenty Heath Jolly Rancher Milk Duds Payday Whoppers	Worldwide	None
Research and Development
We engage in a variety of research and development activities in a number of countries, including the U.S., Mexico, Brazil, India, and Malaysia. We develop new products, improve the quality of existing products, improve and modernize production processes, and develop and implement new technologies to enhance the quality and value of both current and proposed product lines. Information concerning our research and development expense is contained in Note 1 to the Consolidated Financial Statements.
Food Quality and Safety Regulation
The manufacture and sale of consumer food products is highly regulated. In the U.S., our activities are subject to regulation by various government agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Department of Commerce, and the Environmental Protection Agency, as well as various state and local agencies. Similar agencies also regulate our businesses outside of the U.S.
We believe our Product Excellence Program provides us with an effective product quality and safety program. This program is integral to our global supply chain platform and is intended to ensure that all products we purchase, manufacture, and distribute are safe, are of high quality, and comply with applicable laws and regulations.
Through our Product Excellence Program, we evaluate our supply chain including ingredients, packaging, processes, products, distribution, and the environment to determine where product quality and safety controls are necessary. We identify risks and establish controls intended to ensure product quality and safety. Various government agencies and third-party firms, as well as our quality assurance staff, conduct audits of all facilities that manufacture our products to assure effectiveness and compliance with our program and applicable laws and regulations.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 5

Environmental Considerations
Beyond ordinary operating and capital expenditures that we make to comply with government regulations, including environmental laws and regulations, Hershey has made several voluntary commitments to drive long-term growth and business resilience and reduce our environmental impacts, including efforts to eliminate commodity-driven deforestation and reduce greenhouse gas (“GHG”) emissions across our own operations and supply chain. Our climate change related investments and expenditures primarily focus on our Scope 1 and 2 GHG emissions, Forest Land and Agriculture (“FLAG”) emissions and non-FLAG emissions consistent with global environmental standards. The annual operating and capital expenditures associated with ordinary course payments and additional climate change commitments are not material with respect to our results of operations, capital expenditures, or competitive position.
Sustainability
The Company’s commitment to sustainability started with our founder’s belief in responsible citizenship. He was a purpose-driven leader who believed we could use chocolate to Make More Moments of Goodness in the world for our consumers today and for many generations to come. This belief resulted in a strong investment in local communities and the establishment of Milton Hershey School for disadvantaged kids. We continue that legacy today through our global sustainability strategy which guides how we embed resilience into our enterprise, including how we source ingredients, operate with efficiency, and produce a portfolio of products for a range of consumer needs.
To learn more about our sustainability-related goals, progress, and initiatives, as well as review our annual Responsible Business Report and accompanying suite of sustainability reporting frameworks, policies, and disclosures, visit: https://www.thehersheycompany.com/en_us/sustainability.html. Information found on the Company’s website is not part of this Annual Report on Form 10-K or any other report filed with the United States Securities and Exchange Commission (“SEC”).
Financial Information by Geographic Area
Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 12.3% for 2025, 12.8% for 2024 and 12.7% for 2023. The percentage of total long-lived assets outside of the United States was 15.9% as of December 31, 2025 and 15.4% as of December 31, 2024.
Human Capital
As of December 31, 2025, the Company employed approximately 17,550 full-time and 2,045 part-time employees worldwide. Collective bargaining agreements covered approximately 5,570 employees, or approximately 28% of the Company’s employees worldwide. During 2026, agreements are expected to be negotiated for certain employees at six facilities, one of which is within the United States, comprising approximately 76% of total employees under collective bargaining agreements. We believe our efforts in managing our workforce have been effective, as evidenced by a strong culture and a good relationship between the Company and our employees.
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
•Our People, Safety and Employee Engagement. Our employees are among our most important resources and are critical to our continued success. We provide a workplace that develops, supports and motivates our people. The overall well-being and safety of our employees remains one of our top priorities. We continue to invest in training, workplace resources and leading systems and processes to ensure the responsible management of all facilities. Additionally, continuous listening surveys are distributed throughout the year to all employees globally to hear their thoughts on the Company’s direction and their place in it. These continuous touchpoints allow for real-time feedback and action from the Company. These surveys are further supplemented with quarterly and informative enterprise connects and leadership “Ask Me Anything” meetings, which, in conjunction with the continuous listening surveys, generate stronger employee engagement with the Company’s strategy, initiatives and leadership.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 6

•Talent Acquisition, Development and Training. Hiring and developing our employees is critically important to our operations and we are focused on creating experiences and programs that foster growth and performance. We provide all employees the chance to learn, grow and own their work. We have partnered with leading online content experts and increased internal learning development to expand our catalog of online and classroom courses. Additionally, we co-created a culture of development with the enthusiastic support of our employees. Through individual development plans, learning opportunities, feedback and coaching, employees can build careers at The Hershey Company, as evidenced by our fill rate for director and above roles where greater than 70% have been promoted internally over the past three years.
•Compensation, Benefits and Wellness. In addition to offering competitive and transparent compensation, we also offer a suite of benefits, including comprehensive health and meaningful retirement benefits to eligible employees, tying incentive compensation to both business and individual performance, offering parental leave and adoption benefits and maintaining an employee stock purchase plan. We also provide a number of innovative programs designed to promote physical and emotional well-being, including ergonomic workspaces, a state-of-the-art fitness center at our Hershey, Pennsylvania campus and private rooms designed for quiet reflection, prayer or wellness breaks. The Company also offers a “Best of Both” flexible work model for corporate and commercial employees to balance work and personal well-being. This model allows employees the option to work either remotely, in-office, or both, depending on individual needs, personal schedules and work demands. This model offers the benefits of flexibility and in-person collaboration, while improving productivity, boosting job satisfaction, and increasing employee engagement.
•Togetherness. We believe our business is stronger when we practice our Company value of Togetherness. Our people-focused programs help advance innovation, business growth and create a strong company culture that enables us to delight consumers with beloved snacking brands. In 2025, we maintained equitable pay achievements, including aggregate salary U.S. gender pay equity. Further, our eight employee-led Business Resource Groups, which include Abilities First, Black Heritage, Asian and Pacific Islander, GenH, Latino, Prism, Veterans and Women’s, are open to all and play a critical role in providing mentoring and career development opportunities for all, delivering commercial business insights, and connecting people to the Company and the communities where we do business. In 2025, the Company was recognized for workplace excellence and disability inclusion, including Great Place to Work in nine countries, Leading Disability Employer, and a 100% Disability Equality Index score.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 7

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
We have a Code of Conduct that applies to our Board of Directors (“Board”) and all Company officers and employees, including, without limitation, our Chief Executive Officer and “senior financial officers” (including the Chief Financial Officer, Chief Accounting Officer and persons performing similar functions). You can obtain a copy of our Code of Conduct, as well as our Corporate Governance Guidelines and charters for each of the Board’s standing committees, from the Investors section of our website at: https://www.thehersheycompany.com/en_us/investors.html. If we change or waive any portion of the Code of Conduct that applies to any of our directors, executive officers, or senior financial officers, we will post that information on our website. Information found on the Company’s website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 8

Item 1A.    RISK FACTORS
You should carefully read the following discussion of significant factors, events and uncertainties when evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. The events and consequences discussed in these risk factors could materially and adversely affect our business, operating results, liquidity, and financial condition. While we believe we have identified and discussed below the key risk factors affecting our business, these risk factors do not identify all the risks we face, and there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be significant that may have a material adverse effect on our business, performance or financial condition in the future.
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
In order to sell our iconic, branded products, we need to maintain a good reputation with our customers, consumers, suppliers, vendors and employees, among others. Issues related to the quality and safety of our products, ingredients or packaging could jeopardize our Company’s image and reputation. We have in the past recalled or removed certain products from store shelves, and may in the future need to do so again in the future. Negative publicity related to these types of concerns, or related to product contamination or product tampering, whether valid or not, could decrease demand for our products or cause production and delivery disruptions. In addition, negative publicity related to our environmental, social or governance practices could also impact our reputation with customers, consumers, suppliers, and vendors.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 9

We might not be able to hire, engage, and retain the talented global human capital we need to drive our growth strategies.
Our future success depends upon our ability to identify, hire, develop, engage, and retain talented personnel across the globe. Competition for global talent is intense, and we might not be able to identify and hire the personnel we need to continue to evolve and grow our business. In particular, if we are unable to hire the right individuals to fill new or existing senior management positions as vacancies arise, our business performance may be adversely impacted.
Activities related to identifying, recruiting, hiring, and integrating qualified individuals require significant time and attention. We may also need to invest significant amounts of cash and equity to attract talented new employees, and we may never realize returns on these investments.
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
Risks associated with climate change and other environmental impacts, and increased focus and evolving views of our customers, stockholders and other stakeholders on environmental issues, could negatively affect our business and operations.
Climate and broader environmental-related changes can increase variability in, or otherwise impact, natural disasters, including weather patterns, with the potential for increased frequency and severity of significant weather events, natural hazards, rising mean temperature and sea levels, and long-term changes in precipitation patterns. Climate change or weather-related disruptions to our supply chain can impact the availability and cost of materials needed for manufacturing, which may increase insurance and other operating costs.
Increased focus on the financial impacts of environment and climate change has led to evolving legislative and regulatory efforts to deal with potential causes and adverse impacts of climate change, including regulation of GHG emissions. Laws and regulations related to GHG emissions and other climate or environmental related concerns may adversely affect us, our suppliers and our customers, and may require the Company to invest in additional capital investments to maintain compliance. Our value chain faces similar challenges as our products rely on agricultural ingredients and a global supply chain. Climate and broader changes in the environment pose a significant and increasing risk to global food production systems and to the safety and resilience of the communities where we live, work and source our ingredients. The GHG impacts of land-use change are most pronounced in our cocoa supply chain, where we have already been working for several years to prevent deforestation and build climate and ingredient resilience. Additionally, any non-compliance with legislative and regulatory requirements could negatively impact our reputation and ability to do business.
Investors, customers, advisory services, government regulators, and other market participants may be focused on the environmental or sustainability practices, disclosures and performance of companies. We believe our sustainability practices, disclosures and performance are focused on the most material risks and opportunities to our business and support our environmental goals and continue to evolve to meet the growing needs of our stakeholders. However, if our environmental goals do not meet investor or other external stakeholder expectations and standards, our access to capital may be negatively impacted. An enforcement action for non-compliance with regulations or reporting requirements could harm our reputation, financial position and ability to grow. A failure to meet investor or other external stakeholder expectations or standards may adversely affect our results of operations, ability to manage our liquidity, or ability to implement our strategies.
The Company publishes its environmental goals, with a particular focus on achieving an absolute reduction in our Scope 1 and 2 GHG emissions, Forest Land and Agriculture (“FLAG”) emissions, and non-FLAG emissions consistent with global environmental standards. The costs of our voluntary commitments may be greater than expected, and there can be no assurance the Company will achieve its goals, or meet the evolving sustainability expectations and standards of our investors or other external stakeholders. Any failure to achieve our goals, a perception of our failure to act responsibly with respect to the environment, or failure to respond to new or evolving legal and regulatory requirements or other sustainability concerns could adversely affect our business, reputation and increase risk of litigation.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 10

The effects and costs of environmental impacts, or any failure to meet related requirements and expectations, could have a negative impact on our reputation, financial condition and results of operations.
Risks Related to the Industry in Which We Operate
Increases in raw material and energy costs along with the availability of adequate supplies of raw materials could affect future financial results.
We use many different commodities for our business, including cocoa products, sugar, corn products, dairy products, wheat products, peanuts, almonds, natural gas, and diesel fuel.
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
•Speculative influences;
•Trade agreements among producing and consuming nations, including tariffs;
•Supplier compliance with commitments;
•Import/export requirements for raw materials and finished goods;
•Political unrest in producing countries;
•Introduction of living income premiums or similar requirements;
•Changes in governmental agricultural programs and energy policies; and
•Other events beyond our control such as the impacts on the business or supply chain from international conflicts or geopolitical tensions.
Although we use forward contracts and commodity futures and options contracts to hedge commodity prices where possible, commodity price increases ultimately result in corresponding increases in our raw material and energy costs. For the year ended December 31, 2025, in addition to higher commodity costs, our cost of sales increased compared to the same period of 2024 as a result of $491.0 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases. During the year ended 2025, market prices for the majority of our exchange traded commodities remained volatile, including cocoa which has decreased from record highs but remains structurally elevated.
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
We may be able to pass some or all raw material, energy, and other input cost increases to customers by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product sizes have in the past and may in the future result in a reduction in sales volume and/or consumption. If we are not able to increase our selling prices or reduce product sizes (including if inflation outpaces our pricing elasticity) sufficiently, or in a timely manner, to offset future increased raw material, energy or other input costs, including packaging, freight, tariffs, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our financial condition and results of operations.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 11

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
•Our ability to react to changes in product category and channel consumption;
•Our response to consumer demographics and trends, including but not limited to, trends relating to store trips and the impact of the growing digital commerce channel; and
•Consumer health and wellness concerns, including weight management (i.e., use of medications, dieting) and the consumption of certain ingredients.
There continues to be competitive product and pricing pressures in the markets where we operate, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. Our largest customer, McLane Company, Inc., accounted for approximately 27% of our consolidated net sales in 2025. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.
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
Furthermore, artificial intelligence (“AI”) technologies have developed rapidly, and our business may be adversely affected if we cannot successfully integrate AI into our business in a timely, cost-effective, and compliant manner. Our competitors may incorporate AI into their business more successfully than us, which could have an adverse effect on our competitive position, reputation and operations.
Risks Related to Strategic Initiatives
Our financial results may be adversely impacted by the failure to successfully execute or integrate acquisitions, divestitures and joint ventures.
From time to time, we may evaluate potential acquisitions, divestitures or joint ventures that align with our strategic objectives. The success of such activity depends, in part, upon our ability to identify suitable buyers, sellers or business partners; perform effective assessments prior to contract execution; negotiate contract terms; and, if applicable, obtain government approval. These activities may present certain financial, managerial, staffing and talent, and operational risks, including diversion of management’s attention from existing core businesses; difficulties integrating or separating businesses from existing operations; and challenges presented by acquisitions or joint ventures which may not achieve sales levels and profitability that justify the investments made. If the acquisitions, divestitures, or joint ventures are not successfully implemented or completed, there could be a negative impact on our financial condition, results of operations and cash flows.
In November 2025, we completed the acquisition of LesserEvil, LLC, previously a privately held company that produces and sells organic popcorn and puffed snack products to retailers and distributors in the United States and

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 12

Canada. The acquisition complements Hershey’s existing portfolio and increases manufacturing capacity. In 2024, we completed the acquisition of the Sour Strips brand from Actual Candy, LLC. Sour Strips is an emerging sour candy brand. In 2023, we completed the acquisition of certain assets that provide additional manufacturing capacity from Weaver Popcorn, a manufacturer of SkinnyPop popcorn, which helped us strengthen our supply chain capabilities. While we believe significant operating synergies can be obtained in connection with these acquisitions, achievement of these synergies will be driven by our ability to successfully leverage Hershey’s resources, expertise, capability-building, distribution locations and customer base. If we are unable to successfully couple Hershey’s scale and expertise in brand building with the existing operations of our acquired brands, it may impact our ability to expand our snacking footprint at our desired pace.
Our international operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations.
In 2025, 2024 and 2023, respectively, we derived approximately 12.3%, 12.8% and 12.7% of our net sales from customers located outside of the United States. Additionally, approximately 16% of our total long-lived assets were located outside of the United States as of December 31, 2025. As part of our strategy, we have made investments outside of the United States, particularly in Canada, Malaysia, Mexico, Brazil, and India. As a result, we are subject to risks and uncertainties relating to international sales and operations, including:
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
Some of the risks of operating internationally have negatively affected our financial condition and results of operations, including the imposition of tariffs on U.S. imports and associated retaliatory tariffs. If we are not able to achieve our projected international growth objectives and mitigate the numerous risks and uncertainties associated with our international operations, there could be a negative impact on our financial condition and results of operations.

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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 13

Additionally, from time to time we implement business realignment activities to support key strategic initiatives designed to maintain sustainable long-term growth. For instance, in February 2024, the Board of Directors approved the AAA Initiative, which is a multi-year productivity program to improve supply chain and manufacturing-related spend, optimize selling, general and administrative expenses, leverage new technology and business models to further simplify and automate processes, and generate long-term savings. We cannot guarantee that we will be able to successfully implement these strategic initiatives and restructuring programs, that we will achieve or sustain the intended benefits under these programs, or that the benefits, even if achieved, will be adequate to meet our long-term growth and profitability expectations, which could in turn adversely affect our business.
Risks Related to Governmental and Regulatory Changes
Changes in governmental laws, regulations and policies, including taxes and tariffs, could increase our costs and liabilities or impact demand for our products.
Changes in U.S. and non-U.S. laws, regulations and policies and the manner in which they are interpreted or applied may alter our business environment. These negative impacts could result from changes in food and drug laws, laws related to advertising and marketing practices, accounting standards, taxation compliance and requirements, tariffs on U.S. imports and retaliatory tariffs in response, competition laws, employment laws, import/export requirements, AI, and environmental laws, among others. It is possible that we could become subject to additional liabilities in the future resulting from changes in laws and regulations that could result in an adverse effect on our financial condition and results of operations.
For example, the European Union’s Deforestation Regulation (“EUDR”) will require the Company to conduct extensive diligence on seven commodities, including cocoa, palm oil and soy, as well as products derived from these commodities, such as chocolate, and the value chain, to ensure the goods do not result from recent deforestation, forest degradation, or breaches of local laws in order to sell such products in the European Union market or exported from it. The EUDR is scheduled to be effective in December 2026, following a two-year postponement. The EUDR, and other current or proposed regulations in markets in which we operate, are likely to increase our compliance costs, could depress sales in such markets if our products are not in compliance by applicable effective dates, and can result in fines and penalties or reputational harm if we do not fully comply.
Additionally, compliance with new and evolving laws, regulations or industry standards relating to AI may require significant investment and resources, and may limit our ability to use AI, which may result in reputational harm, legal liability or other adverse effects on our operations and overall business.
Political, economic and/or financial market conditions could negatively impact our financial results.
Our operations are impacted by consumer spending levels and impulse purchases, which are affected by general macroeconomic conditions, consumer confidence, employment levels, the availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, sustained global recessions, broad political instability, rising unemployment, pandemic, or other outbreaks of disease, climate change, weather, natural and other disasters, changing consumer demand, and declines in personal spending can adversely impact our revenues, profitability, and financial condition.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 14

Risks Related to Digital Transformation, Cybersecurity and Data Privacy
Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations.
Information technology is critically important to our business operations. We use information technology to manage all business processes including manufacturing, financial, logistics, sales, marketing and administrative functions. These processes collect, interpret, and distribute business data and communicate internally and externally with employees, suppliers, customers, and other third parties.
We, and our third-party service providers, are regularly the target of rapidly evolving cyber threats, including denial of service attacks, ransomware, spyware, misinformation, phishing/smishing/vishing attacks, business compromise attacks, typosquatting, automated attacks, employee errors, negligence or malfeasance, the use of malicious codes or worms, payment fraud, and other unauthorized occurrences on, or conducted through, our or our third-party service providers' information systems and networks. Therefore, we continuously monitor and update our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We invest in industry standard security technology to protect the Company’s data and business processes against risk of data security breach and cyber attack. Our data security management program includes identity, trust, vulnerability, and threat management business processes as well as adoption of standard data protection policies. We measure our data security effectiveness through industry-accepted methods and remediate significant findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification standards. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business resiliency preparedness. We also have processes in place to prevent disruptions resulting from our implementation of new software and systems. Employees are trained annually on cybersecurity wellness and our acceptable use policy and we have implemented phishing simulations to increase awareness and compliance. We also currently maintain a cyber insurance policy that provides coverage for security breaches; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks, and other related breaches.
We have been subject to cyber attacks, ransomware, and other security breaches, though these incidents historically have not had a significant impact on our business operations. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, and the sophistication of efforts by hackers to gain unauthorized access to information systems has continued to increase in recent years and may continue to do so. AI technologies may amplify certain existing technology-related risks such as cybersecurity threats, data privacy concerns, and intellectual property challenges. Despite continued vigilance in these areas, disruptions in or failures of information technology systems are possible and could have a negative impact on our operations or business reputation. Failure of our systems, including failures due to cyber attacks, ransomware or other security breaches that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to our Company, our employees and those with whom we do business. This in turn could have a negative impact on our financial condition and results or operations. In addition, the cost to remediate any damages to our information technology systems suffered as a result of a cyber attack, ransomware or other security breach could be significant.
Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.
We rely extensively on information systems and technology to manage our business and summarize operating results. We operationalized the final phase of our multi-year implementation of a new global enterprise resource planning (“ERP”) system in April 2024, by implementing the new system in the North America Confectionery segment and select business units included in our International segment. This ERP system replaced our legacy operating and financial systems and is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources as we support post-implementation efforts and system functionality. We may not be able to successfully support post-implementation efforts without experiencing delays, increased costs, and other difficulties. Any disruptions or difficulties in using our ERP system could result in harm to our business,

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 15

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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy
Information technology is important to our business operations, and we are committed to protecting the privacy, security, and integrity of our data, as well as our employee and customer data. The Company has a comprehensive cybersecurity program in place for assessing, identifying, and managing cybersecurity risks that is designed to protect its systems and data from unauthorized access, use or other security impact, that is aligned with the National Institute of Standards and Technology (“NIST”). This program is integrated into the Company’s overall Enterprise Risk Management and Resiliency process.
We continuously monitor and update our information technology networks and infrastructure to prevent, detect, address, and mitigate risks associated with unauthorized access, misuse, computer viruses, and other events that could have a security impact. We invest in industry standard security technology to protect the Company’s data and business processes against risk of cybersecurity incidents. Our data security management program includes identity, trust, vulnerability, and threat management business processes, as well as adoption of standard data protection policies. We measure our data security effectiveness by benchmarking against industry-accepted methods and we work to remediate any significant findings. We maintain and routinely test backup systems and disaster recovery and have processes in place to prevent disruptions resulting from our implementation of new software and systems.
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
While we are regularly subject to cybersecurity attacks, ransomware and other security breaches, the Company has not experienced any material cybersecurity incidents or a series of related unauthorized occurrences for the year ended December 31, 2025. The Company does not believe that there are currently any known risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company or its business strategy, results of operations or financial condition. However, as discussed under “Item 1A. Risk Factors,” specifically the risks titled “Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations,” the sophistication of cyber, ransomware and other security threats continues to increase, and the preventative actions we take to reduce the risk of these incidents and protect our systems and information may be insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all cybersecurity attacks, ransomware and other security breaches and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 16

Cybersecurity Governance and Oversight
The Company’s Board of Directors has a mix of experiences, skills, qualifications, and backgrounds to support strategy and risk oversight, including expertise in cybersecurity and oversight of cybersecurity matters. This oversight is achieved through the Company’s Finance and Risk Management (“F&RM”) Committee, which is comprised of five members of our Board of Directors, and one Board member who serves in an ex-officio capacity. The F&RM Committee is responsible for reviewing key enterprise risks identified through our Enterprise Risk Management and Resiliency process, which includes information security strategies and risks, as well as data privacy and protection risks and mitigation strategies (collectively, “Information Security”). At each regularly scheduled F&RM Committee meeting, management, through the Company’s Chief Information Security Officer (“CISO”), reports on Information Security controls, audits, guidelines and developments and the F&RM Committee is notified between such updates regarding significant new cybersecurity threats or incidents.
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
The CISO’s cybersecurity experience includes over thirty years of Information Technology experience, including twenty years within the Information Security field. The CISO’s Information Security roles have included security engineering, security architecture, strategy development and execution, risk and compliance management and identity and access management and incident response. The Company’s CIO has over twenty years of experience, including leading digital transformation and global information technology governance. The Company’s CTO has over twenty years of experience, including deep expertise in developing cutting-edge automated systems, supply chain planning, optimization and simulation, artificial intelligence, and predictive analytics. Additional experience held by the CTO is described further under Information about Our Executive Officers.
To ensure our employees are educated on potential cybersecurity threats or actions, we train our executive officers and global workforce on an ongoing basis in the event of a potential cyber threat or cybersecurity incident. Our Company-wide Information Security training program includes security awareness training, including regular phishing simulations, acceptable use training, cyber wellness trainings, and other targeted trainings throughout the year. Additional training mechanisms we may use to assess, identify, and manage risks from cybersecurity threats, include simulations, tabletop exercises and response readiness tests to test our preparedness and incident response process. These trainings provide employees with the opportunity to gain an understanding of the various forms of cybersecurity incidents and enable our employees to handle and report any suspicious activity or threat.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 17

Item 2.    PROPERTIES
Our principal properties include the following:

Country	Location	Type	Status (Own/Lease)
United States	Hershey, Pennsylvania (3 principal plants)	Manufacturing—confectionery products and pantry items	Own
	Lancaster, Pennsylvania	Manufacturing—confectionery products	Own
	Hazleton, Pennsylvania	Manufacturing—confectionery products	Own
	Robinson, Illinois	Manufacturing—confectionery products and pantry items	Own
	Stuarts Draft, Virginia	Manufacturing—confectionery products and pantry items	Own
	Edgerton, Kansas	Manufacturing—salty snack products	Own
	Bluffton, Indiana	Manufacturing—salty snack products	Lease
	Plymouth, Indiana	Manufacturing—salty snack products	Lease
	Lawrence, Kansas	Manufacturing—salty snack products	Lease
	Whitestown, Indiana	Manufacturing—salty snack products	Lease
	Annville, Pennsylvania	Distribution	Own
	Palmyra, Pennsylvania	Distribution	Own
	Edwardsville, Illinois	Distribution	Own
	Ogden, Utah	Distribution	Own
	Kennesaw, Georgia	Distribution	Lease
	Whitestown, Indiana	Distribution	Lease
	Brewster, New York	Distribution	Lease
	Hershey, Pennsylvania	Corporate administrative	Lease
	New York, New York	Retail	Lease
Canada	Brantford, Ontario	Distribution	Own
Mexico	Monterrey, Mexico	Manufacturing—confectionery products	Own
	El Salto, Mexico	Manufacturing—confectionery products and pantry items	Own
Malaysia	Johor, Malaysia	Manufacturing—confectionery products	Own
In addition to the locations indicated above, we also own or lease several other properties and buildings worldwide which we use for manufacturing, sales, distribution, and administrative functions. Our facilities are well maintained and generally have adequate capacity to accommodate seasonal demands, changing product mixes and certain additional growth. We regularly improve our facilities to incorporate the latest technologies. The largest facilities are located in Hershey, Lancaster and Hazleton, Pennsylvania; Monterrey and El Salto, Mexico; and Stuarts Draft, Virginia. The U.S., Canada and Mexico facilities in the table above primarily support our North America Confectionery and North America Salty Snacks segments, while the Malaysia facility primarily serves our International segment. As discussed in Note 13 to the Consolidated Financial Statements, we do not manage our assets on a segment basis given the integration of certain manufacturing, warehousing, distribution, and other activities in support of our global operations.
Item 3.    LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 15 to the Consolidated Financial Statements.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 18

SUPPLEMENTAL ITEM. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company, their positions and, as of February 12, 2026, their ages are set forth below.

Name	Age	Positions Held During the Last Five Years
Andrew Archambault(1)	52	President, U.S. Confection (February 2025)
Deepak Bhatia(2)	52	Senior Vice President, Chief Technology Officer (October 2023)
Rohit Grover	53	President, International (April 2019)
Jennifer L. McCalman	48	Vice President, Chief Accounting Officer (February 2021); Senior Director, Global Controller (March 2019)
Jason R. Reiman	54	Senior Vice President, Chief Supply Chain Officer (June 2019)
Natalie Rothman(3)	55	Senior Vice President, Chief Human Resources Officer (August 2025)
Stacy Taffet(4)	46	Chief Growth Officer (April 2025)
Kirk Tanner(5)	57	President, Chief Executive Officer (August 2025)
James Turoff	49	Senior Vice President, General Counsel and Secretary (May 2021); Acting General Counsel (December 2020)
Veronica Villasenor	46	President, Salty Snacks (February 2025);
Vice President, General Manager Salty Snacks (April 2023);
Vice President, General Manager Dot’s and Pretzels, Inc. (August 2022);
Vice President, Marketing US Confection (July 2021);
		Vice President, Marketing Chocolate (February 2020)
Steven E. Voskuil	57	Senior Vice President, Chief Financial Officer (February 2021); Senior Vice President, Chief Financial Officer and Chief Accounting Officer (November 2019)

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
(3)    Ms. Natalie Rothman was appointed Chief Human Resources Officer effective August 18, 2025. Prior to joining our Company, she was Chief People Officer for Inspire Brands (May 2023), a multi-brand, global restaurant company, and Executive Vice President, Chief Human Resources Officer at Advanced Auto Parts (May 2016), an automotive aftermarket parts provider in North America.
(4)    Ms. Stacy Taffet was appointed Chief Growth Officer effective April 14, 2025. Prior to joining our Company, she was Senior Vice President, Marketing (May 2023), Senior Vice President, Brand Marketing, Frito Lay (January 2022), Vice President of Brand Marketing, Frito Lay (October 2020), and Vice President of Marketing, Hydration Portfolio (August 2018) at PepsiCo, a global beverage and convenient food company.
(5)    Mr. Kirk Tanner was appointed President, Chief Executive Office effective August 18, 2025. Prior to joining our Company he was the President and Chief Executive Officer of Wendy’s (February 2024), a franchise system of quick-service restaurants, and the Chief Executive Officer of PepsiCo Beverages North America (January 2019), a global beverage and convenient food company.
Our Executive Officers are generally appointed each year at the organization meeting of the Board in May.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 19

PART II
Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is listed and traded principally on the New York Stock Exchange under the ticker symbol “HSY.” The Class B Common Stock (“Class B Stock”) is not publicly traded.
The closing price of our Common Stock on December 31, 2025 (the last business day of the of the fiscal year) was $181.98. There were 22,080 stockholders of record of our Common Stock and 5 stockholders of record of our Class B Stock as of December 31, 2025.
We paid $1,085.3 million in cash dividends on our Common Stock and Class B Stock in 2025 and $1,084.8 million in 2024. The annual dividend rate on our Common Stock in 2025 was $5.480 per share.
On February 4, 2026, our Board declared a quarterly dividend of $1.452 per share of Common Stock payable on March 16, 2026, to stockholders of record as of February 17, 2026. It is the Company’s 384th consecutive quarterly Common Stock dividend. A quarterly dividend of $1.320 per share of Class B Stock also was declared.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
There were no purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended December 31, 2025.
In December 2023, our Board of Directors approved a $500 million share repurchase authorization. This program is to be utilized at management’s discretion. Approximately $470 million remains available for repurchases under our December 2023 share repurchase authorization. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
In February 2023, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the School Trust at a price equal to $239.91 per share, for a total purchase price of $239.9 million.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 20

Stockholder Return Performance Graph
The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Packaged Foods Index.

Comparison of 5 Year Cumulative Total Return*
Among The Hershey Company, the S&P 500 Index,
and the S&P 500 Packaged Foods Index

	December 31,
Company/Index	2020	2021	2022	2023	2024	2025
The Hershey Company	$100	$130	$158	$130	$121	$135
S&P 500 Index	$100	$129	$105	$133	$166	$196
S&P 500 Packaged Foods Index	$100	$113	$124	$114	$108	$98

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.     [RESERVED]

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 21

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
Our vision is to lead the future of snacking. We aspire to be a leader in meeting consumers’ evolving snacking needs while strengthening the capabilities that drive our growth. We are focused on four strategic imperatives to ensure the Company’s success now and in the future:
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 22

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
◦We believe our employees are among our most important resources and are critical to our continued success. We utilize continuous listening surveys that are distributed throughout the year to all employees globally to hear their thoughts on the Company’s direction and their place in it. These continuous touchpoints allow for real-time feedback and action from the Company. These surveys are further supplemented with quarterly and informative enterprise summits and team “Ask Me Anything” meetings, which, in conjunction with the continuous listening surveys, generate stronger employee engagement with the Company’s strategy, initiatives and leadership. In 2025, we maintained equitable pay achievements, including aggregate salary U.S. gender pay equity.
◦We continue to make progress on our sustainability strategy and continue to elevate these important initiatives for a greater global impact. Through our focus on sustainability and social impact across our value chain, we continue to embed resilience into our enterprise, including how we source ingredients, operate with efficiency, and produce a portfolio of products for a range of consumer needs. We operate our business with all stakeholders in mind and with a view toward long-term sustainability and value creation.
OVERVIEW
Hershey is a global confectionery leader known for making more moments of goodness through chocolate, sweets, mints and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 85 brand names in approximately 65 countries worldwide.
Our principal product offerings include chocolate and non-chocolate confectionery products; gum and mint refreshment products and protein bars; pantry items, such as baking ingredients, toppings and beverages; and snack items such as spreads, bars, and snack bites and mixes, popcorn and pretzels.
Business Acquisitions
On November 18, 2025, we completed the acquisition of LesserEvil, LLC (“LesserEvil”), previously a privately held company that produces and sells organic popcorn and puffed snack products to retailers and distributors in the United States and Canada. The acquisition complements Hershey’s existing portfolio and increases manufacturing capacity.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 23

TRENDS AFFECTING OUR BUSINESS
Throughout 2025, we experienced net sales growth, positive changes in consumer behavior, and price elasticity despite the persistent dynamic macro environment. However, increasing inflationary pressures, including ongoing price volatility for select commodities and higher manufacturing costs, continued to challenge the business. Despite a strategic pricing action in the third quarter combined with other specific actions taken to mitigate these gross margin pressures, our direct inputs continue to be the primary incremental cost to our business (see Consolidated Results of Operations included in this MD&A). We utilize many exchange traded commodities for our business that are subject to price volatility, specifically cocoa products, which continued to experience elevated market prices compared to historical levels (see Item 7A - Quantitative and Qualitative Disclosures about Market Risk included in this Annual Report on Form 10-K).
Furthermore, changes in global trade policies, including tariffs on U.S. imports, continue to increase global economic and political uncertainty. For the year ended December 31, 2025, the imposition of tariffs on U.S. imports and retaliatory tariffs, had a material negative impact on our results of operations and commodity prices. We are continuing to monitor the ongoing negotiations related to tariffs, specifically, goods imported into the U.S. from Canada, Mexico and other countries, as well as export markets, in which we have significant business operations, all of which may result in material adverse effects on our results of operations. The scope and length of tariffs, including their effects on the broader economy and our business, remain uncertain. These outcomes may be influenced by factors such as continued U.S. negotiations with impacted countries, retaliatory measures from other nations, possible tariff exemptions, public sentiment toward U.S. products and companies, and the domestic availability of lower-cost alternatives.
Additionally, evolving priorities of the U.S. administration, such as leadership changes at the U.S. Department of Health and Human Services and the U.S. Food and Drug Administration (“FDA”) in early 2025, as well as the Make America Healthy Again movement, subject the food industry to increasing laws and regulations, including nutrition, food date labeling and traceability recordkeeping requirements, as well as changes in consumer expectations and behavior. For example, in April 2025, the FDA announced that it would be phasing out the approved use of petroleum-based synthetic dyes in food products. Therefore, in an effort to be responsive to the evolving regulatory environment and to ensure consumers have options to fit their lifestyle while maintaining trust and confidence in our products, we announced our decision to remove all certified Food, Drug & Cosmetic colors from our great tasting snacks by the end of 2027. The estimated costs associated with this removal are not expected to have a material impact on our financial position, results of operations or liquidity.
As of December 31, 2025, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements in both the short-term and in the long-term; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 24

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Change
For the years ended December 31,	2025	2024	2023	2025 vs 2024	2024 vs 2023
In millions of dollars except per share amounts
Net sales	$11,692.6	$11,202.3	$11,165.0	4.4%	0.3%
Cost of sales	7,769.9	5,901.4	6,167.2	31.7%	(4.3)%
Gross profit	3,922.7	5,300.9	4,997.8	(26.0)%	6.1%
Gross margin	33.5%	47.3%	44.8%
Selling, Marketing & Administrative (“SM&A”) expense	2,460.6	2,373.6	2,436.5	3.7%	(2.6)%
SM&A expense as a percent of net sales	21.0%	21.2%	21.8%
Business realignment costs	20.6	29.1	0.4	(29.1)%	NM
Operating profit	1,441.5	2,898.2	2,560.9	(50.3)%	13.2%
Operating profit margin	12.3%	25.9%	22.9%
Interest expense, net	190.2	165.7	151.8	14.8%	9.1%
Other (income) expense, net	37.1	258.6	237.2	(85.7)%	9.0%
Provision for income taxes	330.9	252.7	310.1	31.0%	(18.5)%
Effective income tax rate	27.3%	10.2%	14.3%
Net income	$883.3	$2,221.2	$1,861.8	(60.2)%	19.3%
Net income per share—diluted	$4.34	$10.92	$9.06	(60.3)%	20.5%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Net Sales
2025 compared with 2024
Net sales were $11,692.6 million in 2025 compared to $11,202.3 million in 2024, an increase of $490.3 million, or 4.4%. The net sales increase reflects a favorable price realization of approximately 6% primarily due to higher list prices across all three segments, as well as a benefit of approximately 1% from the 2024 acquisition of Sour Strips and the 2025 acquisition of LesserEvil. The increase was partially offset by a volume decrease of approximately 1%, primarily driven by price elasticity impacts within the North America Confectionery and International segments, partially offset by strong results in North America Salty Snacks. The increase was further offset by an unfavorable foreign currency exchange impact of less than 1%.
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
Key U.S. Marketplace Metrics
For the full year 2025, our total U.S. retail takeaway increased 5.4% in the expanded multi-outlet combined plus convenience store channels (MULO+ w/ Convenience), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway increased 4.9% and experienced a CMG market share decline of approximately 10 basis points. Our Salty consumer takeaway increased 11.3% and experienced a Salty market share increase of approximately 40 basis points.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 25

The consumer takeaway and market share information reflect measured channels of distribution accounting for approximately 90% of our U.S. confectionery and salty snack retail businesses. These channels of distribution primarily include food, drug, mass merchandisers and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels. These metrics are based on measured market scanned purchases as reported by Circana, the Company’s market insights and analytics provider, and provide a means to assess our retail takeaway and market position relative to the overall category.
Cost of Sales and Gross Margin
2025 compared with 2024
Cost of sales were $7,769.9 million in 2025 compared to $5,901.4 million in 2024, an increase of $1,868.5 million, or 31.7%. The increase was driven by $1,965.1 million of unfavorable costs, primarily related to $736.6 million in higher commodity costs, $287.2 million in higher supply chain costs, including tariffs, as well as $491.0 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases (See Item 7A - Quantitative and Qualitative Disclosures About Market Risk for more information). The increase was partially offset by $96.6 million of favorable cost savings due to lower sales volume and lower business realignment costs.
Gross margin was 33.5% in 2025 compared with 47.3% in 2024, a decrease of approximately 1,380 basis points. The decrease was driven by higher commodity and tariff costs, unfavorable mark-to-market activity on our commodity derivative instruments and lower volume, which more than offset the benefits from net price realization, supply chain productivity, and net savings related to our Advancing Agility & Automation Initiative (“AAA Initiative”).
2024 compared with 2023
Cost of sales were $5,901.4 million in 2024 compared with $6,167.2 million in 2023, a decrease of $265.8 million, or 4.3%. The decrease included $637.9 million of favorable costs, by an incremental $563.0 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases and lower costs, primarily related to lower sales volume, in line with the declines in net sales noted above. The decrease was partially offset by $372.1 million of higher costs, primarily driven by higher commodity costs from cocoa, higher supply chain costs, unfavorable mix and incremental business realignment costs.
Gross margin was 47.3% in 2024 compared with 44.8% in 2023, an increase of 250 basis points. The increase was driven by favorable year-over-year mark-to-market impact from commodity derivative instruments, favorable price realization and volume declines. The increase was partially offset by higher commodity costs, unfavorable product mix and increased business realignment costs.
SM&A Expenses
2025 compared with 2024
SM&A expenses were $2,460.6 million in 2025 compared to $2,373.6 million in 2024, an increase of $87.0 million, or 3.7%. The increase was driven by higher compensation and benefit costs and investments in advertising and related consumer marketing expenses. Total advertising and related consumer marketing expenses increased 3.7%, driven by North America Salty Snacks. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 4.2% in 2025 driven by higher compensation costs, partially offset by net savings related to our AAA Initiative.
2024 compared with 2023
SM&A expenses were $2,373.6 million in 2024 compared to $2,436.5 million in 2023, a decrease of $62.9 million, or 2.6%. The decrease was driven by lower corporate expenses. Total advertising and related consumer marketing expenses declined 0.1% driven by North America Confectionery, significantly offset by increased spending in North America Salty Snacks. SM&A expenses, excluding advertising and related consumer marketing, decreased approximately 3.8% in 2024 driven by lower compensation and benefit costs across segments.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 26

Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Excluding the portion recorded within Cost of Sales and SM&A expenses (as noted above), in 2025, 2024 and 2023, we recorded business realignment costs of $20.6 million, $29.1 million and $0.4 million, respectively. The 2025 and 2024 costs related to the AAA Initiative that the Board of Directors approved in February 2024. The AAA Initiative, is a multi-year productivity program to improve supply chain and manufacturing-related spend, optimize selling, general and administrative expenses, leverage new technology and business models to further simplify and automate processes, and generate long-term savings. The 2023 costs related to the International Optimization Program, a program focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. This program was completed in 2023. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
2025 compared with 2024
Operating profit was $1,441.5 million in 2025 compared to $2,898.2 million in 2024, a decrease of $1,456.7 million, or 50.3%. The decrease was predominantly due to lower gross profit and higher SM&A expenses, partially offset by lower business realignment expenses, as noted above. Operating profit margin decreased to 12.3% in 2025 from 25.9% in 2024 by the same factors noted above in gross margin.
2024 compared with 2023
Operating profit was $2,898.2 million in 2024 compared to $2,560.9 million in 2023, an increase of $337.3 million, or 13.2%. The increase was predominantly due to higher gross profit and lower SM&A expenses partially offset by higher business realignment costs, as noted above in gross margin. Operating profit margin increased to 25.9% in 2024 from 22.9% in 2023 by the same factors noted above in gross margin.
Interest Expense, Net
2025 compared with 2024
Net interest expense was $190.2 million in 2025 compared to $165.7 million in 2024, an increase of $24.5 million, or 14.8%. The increase was primarily due to higher long-term debt balances in 2025 compared to 2024, driven by the February 2025 debt issuance. The increase was partially offset by a decrease in short-term interest expense and an increase in interest income.
2024 compared with 2023
Net interest expense was $165.7 million in 2024 compared to $151.8 million in 2023, an increase of $13.9 million, or 9.1%. The increase was primarily due to higher short-term debt balances in 2024 versus 2023, specifically related to outstanding commercial paper. The increase in the expense was partially offset by a decrease in short-term foreign bank borrowings and an increase in interest income.
Other (Income) Expense, Net
2025 compared with 2024
Other (income) expense, net totaled an expense of $37.1 million in 2025 versus an expense of $258.6 million in 2024, a decrease of $221.5 million, or 85.7%. The decrease in the net expense was primarily driven by a decrease of $218.8 million write-downs on equity investments qualifying for tax credits in 2025 versus 2024 and a decrease of $2.2 million in non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 27

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
Income Taxes and Effective Tax Rate
2025 compared with 2024
Our effective income tax rate was 27.3% for 2025 compared with 10.2% for 2024. Relative to the 21% statutory rate, the 2025 effective tax rate was primarily impacted by state taxes and tax reserves. Relative to the 21% statutory rate, the 2024 effective rate benefited from investment tax credits, partially offset by state taxes.
2024 compared with 2023
Our effective income tax rate was 10.2% for 2024 compared with 14.3% for 2023. Relative to the 21% statutory rate, both the 2024 and 2023 effective tax rates, relative to the 21% statutory rate, benefited from investment tax credits, partially offset by state taxes.
Net Income and Earnings Per Share-diluted
2025 compared with 2024
Net income was $883.3 million in 2025 compared to $2,221.2 million in 2024, a decrease of $1,337.9 million, or 60.2%. Earnings Per Share (“EPS”)-diluted was $4.34 in 2025 compared to $10.92 in 2024, a decrease of $6.58, or 60.3%. The decrease in both net income and EPS-diluted was driven by lower gross profit, higher SM&A expenses, higher interest expense, and higher income taxes, partially offset by lower business realignment costs and lower other expenses.
2024 compared with 2023
Net income was $2,221.2 million in 2024 compared to $1,861.8 million in 2023, an increase of $359.4 million, or 19.3%. EPS-diluted was $10.92 in 2024 compared to $9.06 in 2023, an increase of $1.86, or 20.5%. The increase in both net income and EPS-diluted was driven primarily by higher gross profit, lower SM&A expenses and lower income taxes, partially offset by higher business realignment costs and higher other income and expenses. Our 2024 EPS-diluted benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 28

SEGMENT RESULTS
The summary that follows provides a discussion of the results of operations of our three segments: North America Confectionery, North America Salty Snacks and International. For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition-related costs and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are largely managed centrally at the corporate level and are excluded from the measure of segment income reviewed by our Chief Operating Decision Maker, Kirk Tanner, President, and Chief Executive Officer, and used for resource allocation and internal management reporting and performance evaluation. Segment income and segment income margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as well as in evaluating operating performance in relation to our competitors, as they exclude the activities that are not directly attributable to our ongoing segment operations. Refer to Note 13 Segment Information in our audited consolidated financial statements for reconciliations of net sales for our reportable segments to consolidated total net sales and of segment operating income to consolidated income before taxes.
Our segment results, including a reconciliation to our consolidated results, were as follows:

For the years ended December 31,	2025	2024	2023
In millions of dollars
Net Sales:
North America Confectionery	$9,479.7	$9,118.6	$9,123.1
North America Salty Snacks	1,271.3	1,135.7	1,092.7
International	941.6	948.0	949.2
Total	$11,692.6	$11,202.3	$11,165.0

Segment Income:
North America Confectionery	$2,493.8	$2,945.7	$3,117.0
North America Salty Snacks	241.8	199.4	158.3
International	3.3	111.5	148.3
Total segment income	2,738.9	3,256.6	3,423.6
Unallocated corporate expense (1)	807.9	701.2	800.4
Unallocated mark-to-market losses (gains) on commodity derivatives (2)	423.2	(460.4)	58.9
Costs associated with business realignment activities	59.4	117.5	3.4
Operating profit	1,448.4	2,898.3	2,560.9
Interest expense, net	190.2	165.7	151.8
Other (income) expense, net	37.1	258.6	237.2
Income before income taxes	$1,221.1	$2,474.0	$2,171.9
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 29

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery accounted for 81.1%, 81.4% and 81.7% of our net sales in 2025, 2024 and 2023, respectively. North America Confectionery results for the years ended December 31, 2025, 2024 and 2023 were as follows:

				Percent Change
For the years ended December 31,	2025	2024	2023	2025 vs 2024	2024 vs 2023
In millions of dollars
Net sales	$9,479.7	$9,118.6	$9,123.1	4.0%	—%
Segment income	2,493.8	2,945.7	3,117.0	(15.3)%	(5.5)%
Segment margin	26.3%	32.3%	34.2%
2025 compared with 2024
Net sales of our North America Confectionery segment were $9,479.7 million in 2025 compared to $9,118.6 million in 2024, an increase of $361.1 million. The increase was driven by favorable price realization of approximately 6%, primarily due to the pricing action announced in July 2025. Volume declined approximately 2%, driven by price elasticity impacts in everyday core U.S. confection. Additionally, the 2024 acquisition of Sour Strips contributed a benefit of less than 1% and the impact from unfavorable foreign currency exchange rates was immaterial.
Our North America Confectionery segment income was $2,493.8 million in 2025 compared to $2,945.7 million in 2024, a decrease of $451.9 million, or 15.3%. The decrease was driven primarily by higher commodity and tariff costs and unfavorable mix, partially offset by net price realization, supply chain productivity, net savings related to our AAA Initiative and reduced advertising and related consumer marketing expenses.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 30

North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks accounted for 10.9%, 10.1% and 9.8% of our net sales in 2025, 2024 and 2023, respectively. North America Salty Snacks results for the years ended December 31, 2025, 2024 and 2023 were as follows:

				Percent Change
For the years ended December 31,	2025	2024	2023	2025 vs 2024	2024 vs 2023
In millions of dollars
Net sales	$1,271.3	$1,135.7	$1,092.7	11.9%	3.9%
Segment income	241.8	199.4	158.3	21.3%	26.0%
Segment margin	19.0%	17.6%	14.5%
2025 compared with 2024
Net sales for our North America Salty Snacks segment were $1,271.3 million in 2025 compared to $1,135.7 million in 2024, an increase of $135.6 million, or 11.9%. The increase reflected a volume increase of approximately 8%, primarily related to Dot’s Homestyle Pretzels and SkinnyPop, partially offset by a reduction of net sales to private label customers. Price realization increased approximately 1% as a result of lower trade promotional activities. Additionally, the 2025 acquisition of LesserEvil contributed a benefit of approximately 2%.
Our North America Salty Snacks segment income was $241.8 million in 2025 compared to $199.4 million in 2024, an increase of $42.4 million, or 21.3%. The increase was primarily due to volume increases and net savings related to our AAA Initiative, partially offset by higher advertising and related consumer marketing expenses.
2024 compared with 2023
Net sales for our North America Salty Snacks segment were $1,135.7 million in 2024 compared to $1,092.7 million in 2023, an increase of $43.0 million, or 3.9%. The increase reflected a volume increase of approximately 5% primarily related to Dot’s Homestyle Pretzels snacks. The increase was partially offset by unfavorable price realization of approximately 1%, driven primarily by SkinnyPop and Dot’s Homestyle Pretzels snacks.
Our North America Salty Snacks segment income was $199.4 million in 2024 compared to $158.3 million in 2023, an increase of $41.1 million, or 26.0%. The increase was primarily driven by higher volume, favorable commodity costs, and lower supply chain costs. The increase was partially offset by higher advertising and related consumer marketing costs and unfavorable price realization.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 31

International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Latin America, as well as Europe, Asia-Pacific (“APAC”), the Middle East and Africa (“MEA”) and other regions. International results accounted for 8.1%, 8.5% and 8.5% of our net sales in 2025, 2024 and 2023, respectively. International results for the years ended December 31, 2025, 2024 and 2023 were as follows:

				Percent Change
For the years ended December 31,	2025	2024	2023	2025 vs 2024	2024 vs 2023
In millions of dollars
Net sales	$941.6	$948.0	$949.2	(0.7)%	(0.1)%
Segment income	3.3	111.5	148.3	(97.0)%	(24.8)%
Segment margin	0.4%	11.8%	15.6%
2025 compared with 2024
Net sales of our International segment were $941.6 million in 2025 compared to $948.0 million in 2024, a decrease of $6.4 million, or 0.7%. The decrease reflected an unfavorable impact from foreign currency exchange rates of approximately 3%, primarily driven by Mexico and Brazil, and a volume decrease of approximately 1%. The decline was partially offset by favorable price realization of approximately 3%, primarily due to strategic pricing actions across key markets. The net sales decrease was primarily attributable to Brazil and Latin America, and APAC and India, where sales declined 4.3% and 4.5%, respectively, partially offset by favorability in Europe, MEA, and World Travel Retail, where net sales increased 10.8%.
Our International segment income was $3.3 million in 2025 compared to $111.5 million in 2024, a decrease of $108.2 million, or 97.0%, driven by higher commodity and manufacturing costs, which more than offset favorable price realization, supply chain productivity, and net savings related to our AAA Initiative.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 32

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
Unallocated corporate expense totaled $807.9 million in 2025 as compared to $701.2 million in 2024, an increase of $106.7, or 15.2%. The increase was primarily driven by higher incentive compensation costs and other non-people operating costs, partially offset by decreased investments in capabilities and technology, as a result of the completion of the upgrade of a new ERP system across the enterprise in 2024.
Unallocated corporate expense totaled $701.2 million in 2024 as compared to $800.4 million in 2023, a decrease of $99.2 million, or 12.4%. The decrease was primarily driven by lower compensation and benefit costs, decreased investments in capabilities and technology, as a result of the completion of the upgrade of a new ERP system across the enterprise in 2024, and lower acquisition and integration related costs.
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
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

In millions of dollars	2025	2024	2023
Net cash provided by (used in):
Operating activities	$2,277.4	$2,531.6	$2,323.2
Investing activities	$(1,278.7)	$(960.3)	$(1,198.7)
Financing activities	$(803.4)	$(1,296.5)	$(1,148.3)
Effect of exchange rate changes on cash and cash equivalents	$(0.2)	$54.0	$(38.2)
Increase (decrease) in cash and cash equivalents	$195.1	$328.8	$(62.0)
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
We generated cash of $2.3 billion from operating activities in 2025, a decrease of $254.2 million compared to $2.5 billion in 2024. The decrease in net cash provided by operating activities was mainly driven by the following factors:
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, goodwill impairment charges, write-down of equity investments, unrealized gains and losses on derivative contracts and other charges) resulted in $363.0 million of lower cash flow in 2025 relative to 2024.
•Other assets and liabilities consumed cash of $155.6 million in 2025, compared to $138.2 million in 2024. This $17.4 million fluctuation was primarily due to the timing of certain prepaid expenses and other current assets.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 33

•The decrease in cash provided by operating activities was partially offset by the following net cash inflows:
◦Timing of income tax payments contributed to an increase in operating cash of $82.2 million in 2025, compared to cash consumed of $17.1 million in 2024. This $99.3 million fluctuation was primarily due to the variance in actual tax expense for 2025 relative to the timing of quarterly estimated tax payments. We paid cash of $140.6 million for income taxes during 2025, compared to $201.8 million in the same period of 2024.
◦In the aggregate, select net working capital items, specifically, trade accounts receivable, inventory, accounts payable and accrued liabilities, generated cash of $129.1 million in 2025, compared to generating cash of $102.2 million in 2024. This $27.0 million increase was mainly driven by an increase in accounts payable and accrued liabilities due to the timing of vendor and supplier payments, partially offset by higher inventory levels.
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
•Timing of income tax payments contributed to a decrease in operating cash of $17.1 million in 2024, compared to a decrease of $32.5 million in 2023. This $15.4 million fluctuation was primarily due to the variance in actual tax expense for 2024 relative to the timing of quarterly estimated tax payments. We paid cash of $201.8 million for income taxes during 2024 compared to $303.9 million in the same period of 2023.
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
Pension and Post-Retirement Activity. We recorded net periodic benefit costs of $29.2 million, $32.8 million and $43.2 million in 2025, 2024 and 2023, respectively, relating to our benefit plans (including our defined benefit and other post-retirement plans). The main drivers of fluctuations in expense from year to year are assumptions in formulating our long-term estimates, including discount rates used to value the service and interest costs, and the amortization of actuarial gains and losses.
The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Cash contributions to our pension and post-retirement plans totaled $15.7 million, $15.6 million and $27.6 million in 2025, 2024 and 2023, respectively.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 34

Investing activities
Our principal uses of cash for investment purposes relate to purchases of property, plant and equipment and capitalized software, as well as acquisitions of businesses, partially offset by proceeds from sales of property, plant and equipment. We used cash of $1.3 billion for investing activities in 2025 compared to $960.3 million in 2024, with the increase in cash spend driven by the acquisition of LesserEvil. We used cash of $1.2 billion for investing activities in 2023, with the decrease in 2024 in cash spend driven by a decrease of investments in capabilities and technology, as well as a lower level of acquisition activity.
Primary investing activities include the following:
•Capital spending. Capital expenditures, including capitalized software, capacity expansion, innovation and cost savings, were $454.6 million in 2025, $605.9 million in 2024 and $771.1 million in 2023. The decrease in our 2025 capital expenditures is largely driven by the wind down of our key strategic initiatives, including completion of the upgrade of a new ERP system across the enterprise in 2024. We expect 2026 capital expenditures, including capitalized software, to approximate $425 million to $475 million, as capital spending as a percentage of sales is expected to remain at historical levels. We intend to use our existing cash and internally generated funds to meet our 2026 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We received payments of approximately $11.9 million in 2025, compared to investing $285.5 million in 2024 and $256.8 million in 2023.
•Business acquisitions. In 2025, we spent $756.1 million to acquire LesserEvil. In 2024, we spent $75.5 million to acquire the Sour Strips brand from Actual Candy, LLC. Further details regarding our business acquisition activity is provided in Note 2 to the Consolidated Financial Statements.
•Intangible assets. In 2025, we purchased the Fulfil brand in North America for $73.6 million.
•Other investing activities. In 2025, 2024, and 2023, our other investing activities were minimal.
Financing activities
Our principal uses of cash for financing activities relates to the use of cash for payment of dividends and for purchases of our Common Stock, partially offset by net borrowing activity and proceeds from the exercise of stock options. Financing activities used cash of $0.8 billion, $1.3 billion, and $1.1 billion, respectively, in 2025, 2024, and 2023.
The majority of our financing activity was attributed to the following:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. In 2025, our short-term borrowings decreased $1.7 billion predominately through a decrease in U.S. commercial paper, partially offset by an increase in foreign bank borrowings. In 2024, our short-term borrowings increased $607.0 million predominately through the issuance of short-term commercial paper, partially offset by a decrease in short-term foreign bank borrowings. In 2023, our short-term borrowings increased $26.0 million predominately through the issuance of short-term commercial paper, as well as an increase in short-term foreign bank borrowings.
•Long-term debt borrowings and repayments.  In June 2025 and August 2025, we repaid $300 million of 0.900% Notes and $300 million of 3.200% Notes, respectively, due upon their maturity. In February 2025, we issued $500 million of 4.550% Notes due in February 2028, $500 million of 4.750% Notes due in February 2030, $500 million of 4.950% Notes due in February 2032 and $500 million of 5.100% Notes due in February 2035 (together, the “2025 Notes”). Proceeds from the issuance of the 2025 Notes, net of discounts and issuance costs, totaled $1,985 million. In November 2024, we repaid $300 million of 2.050% Notes due upon maturity. In May 2023, we repaid $250 million of 2.625% Notes and $500 million of 3.375% Notes due upon their maturities. In May 2023, we issued $350 million of 4.250% Notes due in May 2028 and $400 million of 4.500% Notes due in May 2033 (the “2023 Notes”). Proceeds from the issuance of the 2023 Notes, net of discounts and issuance costs, totaled $744.1 million.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 35

•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $1,085.3 million in 2025, $1,084.8 million in 2024 and $889.1 million in 2023. Dividends per share of Common Stock were $5.480 per share in both 2025 and 2024, while dividends per share of Class B Common Stock were $4.980 per share in both 2025 and 2024. Details regarding our 2025 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	March 31, 2025	June 30, 2025	September 29, 2025	December 31, 2025
Dividends paid per share – Common stock	$1.370	$1.370	$1.370	$1.370
Dividends paid per share – Class B common stock	$1.245	$1.245	$1.245	$1.245
Total cash dividends paid	$271.6	$271.2	$271.2	$271.3
Declaration date	February 5, 2025	April 30, 2025	July 29, 2025	October 30, 2025
Record date	February 17, 2025	May 16, 2025	August 15, 2025	November 17, 2025
Payment date	March 14, 2025	June 16, 2025	September 15, 2025	December 15, 2025
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

In millions	2025	2024	2023
Milton Hershey School Trust repurchase (1)(2)	$—	$—	$239.9
Shares repurchased in the open market under pre-approved share repurchase programs (2)	—	400.0	—
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	$—	$94.2	$25.0
Cash used for total share repurchases (excluding excise tax)	$—	$494.2	$264.9
Total shares repurchased under pre-approved share repurchase programs	—	2.0	1.0
(1) In February 2023, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the School Trust, pursuant to which the Company purchased 1,000,000 shares in 2023 of the Company’s Common Stock from the School Trust at a price equal to $239.91 per share, for a total purchase price of $239.9 million in 2023. As a result of the 2023 share repurchase, our July 2018 share repurchase authorization program was completed.
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
•Proceeds from the exercise of stock options, including tax benefits. In 2025 we received $21.3 million from employee exercises of stock options and paid $18.8 million of employee taxes withheld from share-based awards. In 2024 we received $14.7 million from employee exercises of stock options and paid $32.8 million of employee

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 36

taxes withheld from share-based awards. In 2023 we received $26.0 million from employee exercises of stock options and paid $35.0 million of employee taxes withheld from share-based awards. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

Financial Condition
At December 31, 2025, our cash and cash equivalents totaled $925.9 million. At December 31, 2024, our cash and cash equivalents totaled $730.7 million. Our cash and cash equivalents at the end of 2025 increased $195.1 million compared to the 2024 year-end balance as a result of the net uses of cash outlined in the previous discussion.
Approximately 70% of the balance of our cash and cash equivalents at December 31, 2025 was held by subsidiaries domiciled outside of the United States. A majority of this balance is distributable to the United States without material tax implications, such as withholding tax. We intend to continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings.
We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity. Our total short- and long-term debt was $5.4 billion and $5.1 billion at December 31, 2025 and December 31, 2024, respectively. Our total debt increased in 2025 primarily due to the issuance of $500 million of 4.550% Notes due in February 2028, $500 million of 4.750% Notes due in February 2030,$500 million of 4.950% Notes due in February 2032 and $500 million of 5.100% Notes due in February 2035 and offset with a decrease of $1.1 billion in short-term debt, primarily driven by commercial paper, partially offset by the repayment of $300 million of 0.900% Notes and $300 million of 3.200% Notes due upon their maturity in June 2025 and August 2025, respectively.
As a source of short-term financing, we maintain a $1.875 billion unsecured revolving credit facility with the option to increase borrowings by an additional $1.0 billion with the consent of the lenders. As of December 31, 2025, the termination date of this agreement is October 21, 2030; however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions. As of December 31, 2025, we had $1.875 million of available capacity under the agreement. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. We were in compliance with all covenants as of December 31, 2025.
In addition to the revolving credit facility, we maintain lines of credit in various currencies with domestic and international commercial banks. As of December 31, 2025, we had available capacity of $299 million under these lines of credit.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 37

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
Material Cash Requirements
The following table summarizes our future material cash requirements as of December 31, 2025:

	Payments due by Period
In millions of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt	$218.5	$218.5	$—	$—	$—
Long-term notes (excluding finance lease obligations)	5,143.6	500.0	1,043.6	1,150.0	2,450.0
Interest expense (1)	1,549.0	200.3	344.8	252.2	751.7
Operating lease obligations (2)	428.7	63.4	104.0	70.8	190.5
Finance lease obligations (3)	159.5	8.9	12.6	8.7	129.3
Unconditional purchase obligations (4)	1,923.8	1,059.3	721.6	51.0	91.9
Total obligations	$9,423.1	$2,050.4	$2,226.6	$1,532.7	$3,613.4
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
(4) Purchase obligations consist primarily of fixed commitments for the purchase of raw materials to be utilized in the normal course of business. Amounts presented include fixed price forward contracts and unpriced contracts that were valued using market prices as of December 31, 2025. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at year-end 2025, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Such amounts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 38

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
Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 39

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
Accrued Liabilities for Trade Promotion Activities
We promote our products with advertising, trade promotions and consumer incentives. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs and other direct marketing expenses as incurred. We recognize the costs of trade promotion and consumer incentive activities as a reduction to net sales along with a corresponding accrued liability based on estimates at the time of revenue recognition. These estimates are based on our analysis of the programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2025, 2024, and 2023, actual annual promotional costs have not deviated from the estimated amount by more than 3%. Our trade promotion and consumer incentive accrued liabilities totaled $227.7 million and $221.3 million at December 31, 2025 and 2024, respectively.
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

Pension Plans
Changes in certain assumptions could significantly affect pension expense and benefit obligations, particularly the estimated long-term rate of return on plan assets and the discount rates used to calculate such obligations:
•Long-term rate of return on plan assets. The expected long-term rate of return is evaluated on an annual basis. We consider a number of factors when setting assumptions with respect to the long-term rate of return, including current and expected asset allocation and historical and expected returns on the plan asset categories. Actual asset allocations are regularly reviewed and periodically rebalanced to the targeted allocations when considered appropriate. Investment gains or losses represent the difference between the expected return estimated using the long-term rate of return and the actual return realized. For 2025, we increased the expected return on plan assets

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 40

assumption to 7.0% from the 6.8% assumption used during 2024. The historical average return (compounded annually) over the 20 years prior to December 31, 2025 was approximately 7.0%.
As of December 31, 2025, our plans had cumulative unrecognized investment and actuarial losses of approximately $122 million. We amortize the unrecognized net actuarial gains and losses in excess of the corridor amount, which is the greater of 10% of a respective plan’s projected benefit obligation or the fair market value of plan assets. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the expected long-term rate of investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations or (iii) other actuarial gains when actual plan experience is favorable as compared to the assumed experience. A 100 basis point decrease or increase in the long-term rate of return on pension assets would correspondingly increase or decrease annual net periodic pension benefit expense by approximately $7 million.
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
A 100 basis point decrease (increase) in the weighted-average pension discount rate would increase the annual net periodic pension benefit expense by approximately $5 million or decrease the annual net periodic pension benefit expense by $4 million, respectively, and the December 31, 2025 pension liability would increase by approximately $48 million or decrease by approximately $42 million, respectively.
Pension income for defined benefit pension plans is expected to be approximately $1 million in 2026. Pension income or expense beyond 2026 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.
Other Post-Employment Benefit Plans
Changes in significant assumptions could affect consolidated expense and benefit obligations, particularly the discount rates used to calculate such obligations:
•Discount rate. The determination of the discount rate used to calculate the benefit obligations of the OPEB plans is discussed in the pension plans section above. A 100 basis point decrease (increase) in the discount rate assumption for these plans would not be material to the OPEB plans’ consolidated expense and the December 31, 2025 benefit liability would increase by approximately $10 million or decrease by approximately $8 million, respectively.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 41

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
Results of Impairment Tests
At December 31, 2025, the net book value of our goodwill totaled $3.0 billion. As it relates to our 2025 annual testing performed at the beginning of the fourth quarter, we tested all of our reporting units using a qualitative assessment and determined that no quantitative testing was deemed necessary, with the exception of one reporting unit in our International segment. During our qualitative assessment, results indicated that it was more likely than not that the fair value of one reporting unit was less than its carrying amount. As a result, we performed a quantitative test which indicated a goodwill impairment of $6.4 million. This non-cash impairment charge was recorded in the fourth quarter of 2025. All other reporting units had an excess fair value well over their respective carrying values. There were no other events or circumstances that would indicate that impairment may exist. We had no goodwill impairment charges in 2024 or 2023.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 42

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
Interest Rate Risk
The total amount of short-term debt, net of cash, amounted to net cash of $707 million and net debt of $576 million, respectively, at December 31, 2025 and 2024. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of December 31, 2025 would have changed interest expense by approximately $9.4 million for 2025 and $7.0 million for 2024.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at December 31, 2025 and December 31, 2024 by approximately $236 million and $169 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 43

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
A summary of foreign currency forward exchange contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2025		2024
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars
Foreign currency forward exchange contracts to purchase foreign currencies	$95.0	Euros Malaysian ringgit British pound	$184.2	Euros Malaysian ringgit British pound
Foreign currency forward exchange contracts to sell foreign currencies	$259.0	Canadian dollars Brazilian reals Japanese yen	$140.2	Canadian dollars Brazilian reals Japanese yen
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. At December 31, 2025 and 2024, the net fair value of these instruments was a liability of $0.7 million and an asset of $0.7 million, respectively. In addition, assuming an unfavorable 10% change in year-end foreign currency exchange rates, the fair value of these instruments would have declined by $38.7 million and $32.3 million, respectively, generally offset by a reduction in foreign exchange associated with our transactional activities.
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
•Changes in governmental agricultural programs and energy policies; and
•Other events beyond our control.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 44

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
Cocoa Products
During 2025, average cocoa futures contract prices increased 5.8% compared with 2024 based on the Intercontinental Exchange futures contract. The production forecast for the 2025 – 2026 season is estimated to match the same levels as for the 2024 – 2025 season as growing conditions in West Africa remain favorable. Higher cocoa prices to the consumer have lowered consumption and a second consecutive surplus is expected in the 2025 – 2026 growing season. The table below shows annual average cocoa futures prices and the highest and lowest monthly averages for each of the calendar years indicated. The prices reflect the monthly averages of the close prices of the nearest active futures trading contracts (second position) on the Intercontinental Exchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2025	2024	2023	2022	2021
Annual Average	$3.65	$3.45	$1.49	$1.13	$1.14
High	4.89	4.75	1.90	1.22	1.27
Low	2.58	1.99	1.19	1.06	1.04
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
Sugar
The price of sugar is subject to price supports under U.S. farm legislation, which establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the U.S. are currently higher than prices on the world sugar market. The U.S. delivered east coast refined sugar prices traded in a range of $0.49 to $0.56 per pound during 2025. Lower prices in 2025 were driven by healthy supply and weak demand.
Corn Products
We use corn futures to price our corn sweetener product requirements. A near-record yield for the 2025 U.S. crop kept U.S. supplies healthy. Despite the high yield in 2025, corn prices were up compared to 2024, driven by high export demand globally. Corn prices traded between $3.95 to $5.17 per bushel in 2025. Tight capacity utilization throughout the industry has also contributed to the increased prices.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 45

Dairy Products
During 2025, prices for fluid dairy milk ranged from a low of $0.137 per pound to a high of $0.208 per pound, on a Class IV milk basis. Fluid dairy prices were lower than 2024 due to increases in global milk production linked to herd growth in the key export regions of the U.S., Europe and New Zealand.
Wheat Products
In 2025 we continued utilizing soft and hard wheat futures as a risk management tool for our flour purchasing. Improved U.S. wheat production across the aggregate classes combined with strong global production has resulted in lower prices across the calendar year. Hard wheat prices traded in the range of $5.02 to $6.39 per bushel during 2025, while soft wheat prices traded in the range of $5.13 to $6.71 per bushel during 2025.
Peanuts and Almonds
Peanut prices in the U.S. ranged from a high of $0.64 per pound to a low of $0.48 per pound during 2025. Prices declined in 2025 due to weak demand, both domestically and internationally, and a large peanut crop. Almond prices traded from a low of $2.90 per pound to a high of $3.30 per pound during 2025. Prices increased throughout 2025, driven by healthy export demand and a smaller than expected crop.
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
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $973.1 million as of December 31, 2025 and $667.4 million as of December 31, 2024. At the end of 2025, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2025 by $21.2 million, generally offset by a reduction in the cost of the underlying commodity purchases.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 46

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hershey Company (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 48

Valuation of Accrued Liabilities for Trade Promotion Activities

Description of the Matter
The unsettled portion of the Company’s obligation for trade promotion activities at December 31, 2025 was $227.7 million. As discussed in Note 1 of the consolidated financial statements, the Company promotes its products through programs such as, but not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. The Company recognizes the estimated costs of these trade promotion activities as a component of variable consideration when determining the transaction price. The unsettled portion of the Company’s obligation for trade promotion activities is included in accrued liabilities in the consolidated balance sheet.

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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 49

Accounting for the Provisional Valuation of Identifiable Intangible Assets in the Acquisition of LesserEvil, LLC

Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company completed the acquisition of LesserEvil, LLC (“LesserEvil”) on November 18, 2025 for consideration of $815.2 million. As of December 31, 2025, the purchase price that has been provisionally allocated to acquired intangible assets consisting of trademarks and customer relationships was $303.0 million and $301.5 million, respectively.

Auditing the Company’s accounting for its acquisition of LesserEvil was complex due to the significant estimation uncertainty in determining the fair values of the trademarks and customer relationships. The Company used the relief from royalty method to value the trademarks and the multi-period excess earnings method to value the customer relationships, both of which were complex and required the use of assumptions that were inherently uncertain. The significant assumptions used to estimate the fair value of the trademarks included forecasted revenue growth rates, the discount rate, and the royalty rate. The significant assumptions used to estimate the fair value of the customer relationships included forecasted revenue growth rates and forecasted EBITDA margins. All of these significant assumptions are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s estimation of the fair values of the trademarks and customer relationships. For example, we tested controls over the valuation of these acquired identifiable intangible assets, including controls over management’s review of the valuation models and the significant assumptions described above, forecasted financial information, and the completeness and accuracy of underlying data used in the valuation models.

To test the provisional estimated fair value of the trademarks and customer relationships, we performed audit procedures that included, among others, assessing the fair value methodologies utilized by management as well as the significant assumptions discussed above, including the completeness and accuracy of the underlying data used in the valuation models. For example, when evaluating the significant assumptions, we compared them to current financial and operating plans, market and industry studies, and historical trends. We also performed sensitivity analyses to evaluate the changes in the fair value of the trademarks and customer relationships that would result from changes in the significant assumptions. We involved our valuation specialists to assist in evaluating the discount rate, royalty rate, and valuation methodologies used by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Philadelphia, Pennsylvania
February 17, 2026
.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company

Opinion on Internal Control Over Financial Reporting

We have audited The Hershey Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hershey Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LesserEvil, LLC (“LesserEvil”), which was acquired on November 18, 2025, and is included in the 2025 consolidated financial statements of the Company and constituted 7.3% of total assets as of December 31, 2025 and less than 1% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of LesserEvil.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 51

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 17, 2026

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 52

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

For the years ended December 31,	2025	2024	2023
Net sales	$11,692,576	$11,202,263	$11,164,992
Cost of sales	7,769,885	5,901,375	6,167,176
Gross profit	3,922,691	5,300,888	4,997,816
Selling, marketing and administrative expense	2,460,569	2,373,621	2,436,508
Business realignment costs	20,594	29,035	441
Operating profit	1,441,528	2,898,232	2,560,867
Interest expense, net	190,206	165,655	151,785
Other (income) expense, net	37,114	258,641	237,218
Income before income taxes	1,214,208	2,473,936	2,171,864
Provision for income taxes	330,949	252,697	310,077
Net income	$883,259	$2,221,239	$1,861,787

Net income per share—basic:
Common stock	$4.46	$11.22	$9.31
Class B common stock	$4.05	$10.20	$8.52

Net income per share—diluted:
Common stock	$4.34	$10.92	$9.06
Class B common stock	$4.05	$10.18	$8.50

Dividends paid per share:
Common stock	$5.480	$5.480	$4.456
Class B common stock	$4.980	$4.980	$4.050

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 53

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2025			2024			2023
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$883,259			$2,221,239			$1,861,787
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$41,234	$—	41,234	$(90,036)	$—	(90,036)	$22,659	$—	22,659
Pension and post-retirement benefit plans:
Net actuarial (loss) gain	(3,089)	446	(2,643)	(18,617)	4,252	(14,365)	(39,454)	9,191	(30,263)
Reclassification to earnings	22,545	(5,425)	17,120	25,055	(5,988)	19,067	28,612	(6,895)	21,717
Cash flow hedges:
(Losses) gains on cash flow hedging derivatives	(6,373)	1,575	(4,798)	11,036	(5,989)	5,047	954	(30)	924
Reclassification to earnings	7,427	(1,800)	5,627	3,931	2,544	6,475	10,866	(3,648)	7,218
Total other comprehensive income (loss), net of tax	$61,744	$(5,204)	56,540	$(68,631)	$(5,181)	(73,812)	$23,637	$(1,382)	22,255
Comprehensive income			$939,799			$2,147,427			$1,884,042

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 54

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

December 31,	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$925,859	$730,746
Accounts receivable—trade, net	729,547	800,402
Inventories	1,429,254	1,254,094
Prepaid expenses and other	504,239	974,215
Total current assets	3,588,899	3,759,457
Property, plant and equipment, net	3,529,608	3,458,853
Goodwill	2,996,005	2,705,753
Other intangibles	2,475,698	1,873,866
Other non-current assets	1,123,285	1,111,867
Deferred income taxes	27,802	37,065
Total assets	$13,741,297	$12,946,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,255,701	$1,159,177
Accrued liabilities	970,597	807,341
Accrued income taxes	63,725	51,036
Short-term debt	218,546	1,306,976
Current portion of long-term debt	503,327	604,965
Total current liabilities	3,011,896	3,929,495
Long-term debt	4,681,194	3,190,210
Other long-term liabilities	731,917	688,259
Deferred income taxes	679,540	424,243
Total liabilities	9,104,547	8,232,207

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2025 and 2024	—	—
Common stock, shares issued: 166,939,511 in 2025 and 2024	166,939	166,939
Class B common stock, shares issued: 54,613,514 in 2025 and 2024	54,614	54,614
Additional paid-in capital	1,426,651	1,377,226
Retained earnings	5,495,449	5,698,316
Treasury—common stock shares, at cost: 18,713,369 in 2025 and 19,169,956 in 2024	(2,259,553)	(2,278,551)
Accumulated other comprehensive loss	(247,350)	(303,890)
Total stockholders’ equity	4,636,750	4,714,654
Total liabilities and stockholders’ equity	$13,741,297	$12,946,861

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 55

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended December 31,	2025	2024	2023
Operating Activities
Net income	$883,259	$2,221,239	$1,861,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	503,701	455,255	419,815
Stock-based compensation expense	65,460	44,414	81,021
Deferred income taxes	122,293	73,235	16,233
Goodwill impairment charges	6,403	—	—
Write-down of equity investments	24,483	243,311	210,484
Unrealized losses (gains) on derivative contracts	530,445	(513,800)	—
Other	101,227	76,604	103,287
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	98,968	4,456	(102,080)
Inventories	(133,320)	68,831	(157,153)
Prepaid expenses and other current assets	(153,534)	(89,809)	(22,444)
Accounts payable and accrued liabilities	163,495	28,901	50,234
Accrued income taxes	82,195	(17,093)	(32,481)
Contributions to pension and other benefit plans	(15,667)	(15,599)	(27,581)
Other assets and liabilities	(2,041)	(48,349)	(77,932)
Net cash provided by operating activities	2,277,367	2,531,596	2,323,190
Investing Activities
Capital additions (including software)	(454,622)	(605,942)	(771,109)
Receipts (payments) related to equity investments in tax credit qualifying partnerships	11,878	(285,499)	(256,815)
Business acquisitions, net of cash and cash equivalents acquired	(756,135)	(75,500)	(165,818)
Purchase of intangible assets	(73,597)	—	—
Other investing activities	(6,241)	6,627	(4,934)
Net cash used in investing activities	(1,278,717)	(960,314)	(1,198,676)
Financing Activities
Net (decrease) increase in short-term debt	(1,098,731)	607,006	26,049
Long-term borrowings, net of debt issuance costs	1,984,545	—	744,092
Repayment of long-term debt and finance leases	(606,393)	(306,359)	(755,414)
Cash dividends paid	(1,085,296)	(1,084,802)	(889,071)
Repurchase of common stock	—	(494,191)	(264,913)
Exercise of stock options	21,297	14,663	26,015
Taxes withheld and paid on employee stock awards	(18,779)	(32,818)	(35,009)
Net cash used in financing activities	(803,357)	(1,296,501)	(1,148,251)
Effect of exchange rate changes on cash and cash equivalents	(180)	54,063	(38,250)
Increase (decrease) in cash and cash equivalents	195,113	328,844	(61,987)
Cash and cash equivalents, beginning of period	730,746	401,902	463,889
Cash and cash equivalents, end of period	$925,859	$730,746	$401,902
Supplemental Disclosure
Interest paid	$195,927	$179,777	$160,729
Income taxes paid	140,616	201,799	303,942

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 56

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2023	$—	$163,439	$58,114	$1,296,572	$3,589,781	$(1,556,029)	$(252,333)	$3,299,544
Net income					1,861,787			1,861,787
Other comprehensive income							22,255	22,255
Dividends (including dividend equivalents):
Common Stock, $4.456 per share					(663,410)			(663,410)
Class B Common Stock, $4.050 per share					(225,895)			(225,895)
Conversion of Class B Common Stock into Common Stock		3,500	(3,500)					—
Stock-based compensation				81,130				81,130
Exercise of stock options and incentive-based transactions				(32,122)		23,128		(8,994)
Repurchase of common stock						(267,331)		(267,331)
Balance, December 31, 2023	—	166,939	54,614	1,345,580	4,562,263	(1,800,232)	(230,078)	4,099,086
Net income					2,221,239			2,221,239
Other comprehensive loss				25,317			(73,812)	(48,495)
Dividends (including dividend equivalents):
Common Stock, $5.480 per share					(813,211)			(813,211)
Class B Common Stock, $4.980 per share					(271,975)			(271,975)
Conversion of Class B Common Stock into Common Stock		—	—					—
Stock-based compensation				45,091				45,091
Exercise of stock options and incentive-based transactions				(38,762)		20,607		(18,155)
Repurchase of common stock						(498,926)		(498,926)
Balance, December 31, 2024	—	166,939	54,614	1,377,226	5,698,316	(2,278,551)	(303,890)	4,714,654
Net income					883,259			883,259
Other comprehensive income							56,540	56,540
Dividends (including dividend equivalents):
Common Stock, $5.480 per share					(814,151)			(814,151)
Class B Common Stock, $4.980 per share					(271,975)			(271,975)
Stock-based compensation				65,905				65,905
Exercise of stock options and incentive-based transactions				(16,480)		18,998		2,518
Balance, December 31, 2025	$—	$166,939	$54,614	$1,426,651	$5,495,449	$(2,259,553)	$(247,350)	$4,636,750

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 57

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Hershey Company together with its wholly-owned subsidiaries and entities in which it has a controlling interest, (the “Company,” “Hershey,” “we” or “us”) is a global confectionery leader known for its branded portfolio of chocolate, sweets, mints, and other great tasting snacks. The Company has more than 85 brands worldwide including such iconic brand names as Hershey’s, Reese’s, Kisses, Jolly Rancher and Ice Breakers, which are marketed, sold and distributed in approximately 65 countries worldwide. Hershey’s structure is designed to ensure continued focus on North America, coupled with an emphasis on profitable growth in our focus international markets. The Company currently operates through three segments that are aligned with its management structure and the key markets it serves: (i) North America Confectionery, (ii) North America Salty Snacks and (iii) International. For additional information on our segment presentation, see Note 13.
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
Revenue Recognition
The majority of our revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of our products, including chocolate, sweets, mints, and other grocery and snack offerings. Net sales reflect the transaction prices for these contracts based on our selling list price which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts associated with aged or potentially unsaleable products. We recognize revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is typically upon delivery to the customer or other customer-designated delivery point. Amounts billed and due from our customers are classified as accounts receivables on the balance sheet and require payment on a short-term basis.
Our trade promotional programs and consumer incentives are used to promote our products and include, but are not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. The estimated costs

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 58

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
associated with these programs and incentives are based upon our analysis of the programs offered, expectations regarding customer and consumer participation, historical sales and payment trends, and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2025, 2024 and 2023, actual promotional costs have not deviated from the estimated amount by more than 3%. The Company’s unsettled portion remaining in accrued liabilities at year-end for these activities was $227,722 and $221,275 at December 31, 2025 and 2024, respectively.
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
In 2025, 2024 and 2023, approximately 27%, 27% and 28%, respectively, of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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
Selling, Marketing and Administrative Expense
Selling, marketing and administrative expense (“SM&A”) represents costs incurred in generating revenues and in managing our business. Such costs include advertising and other marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, amortization of capitalized software and intangible assets and depreciation of administrative facilities. Research and development costs, charged to expense as incurred, totaled $61,655 in 2025, $55,798 in 2024 and $50,030 in 2023. Advertising expense is also charged to expense as incurred and totaled $611,951 in 2025, $600,094 in 2024 and $604,853 in 2023. There was no prepaid advertising expense as of December 31, 2025. Prepaid advertising expense was $1,351 as of December 31, 2024.
Cash Equivalents
Cash equivalents consist of highly liquid debt instruments, time deposits, and money market funds with original maturities of three months or less. The fair value of cash equivalents approximates the carrying amount.
Accounts Receivable—Trade
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of current and projected economic conditions. Our primary concentration of credit risk is associated with McLane Company, Inc., one customer served principally by our North America Confectionery segment. As of December 31, 2025, McLane Company, Inc. accounted for approximately 16% of our total accounts receivable. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts receivable-trade in the Consolidated Balance Sheets is presented net of allowances for bad debts and anticipated discounts of $20,044 and $40,487 at December 31, 2025 and 2024, respectively.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 59

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Inventories
Inventories are valued at the lower of cost or net realizable value, adjusted for the value of inventory that is estimated to be excess, obsolete, or otherwise unsaleable. As of December 31, 2025, approximately 72% of our inventories, representing the majority of our United States (“U.S.”) inventories, were valued under the last-in, first-out (“LIFO”) method. For the remainder of our inventories in the U.S. and inventories for our international businesses, cost is determined by either first-in, first-out (“FIFO”) or average cost. LIFO cost of inventories valued using the LIFO method was $1,028,081 as of December 31, 2025 and $945,335 as of December 31, 2024. The adjustment to LIFO, as shown in Note 19, approximates the excess of replacement cost over the stated LIFO inventory value. The net impact of LIFO acquisitions and liquidations during 2025 and 2024 were acquisitions of $35,959 and liquidations of $32,139, respectively. The net impact of LIFO acquisitions and liquidations was not material to 2023.
Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, as follows: 3 to 15 years for machinery and equipment; and 25 to 40 years for buildings and related improvements. At December 31, 2025 and December 31, 2024, property, plant and equipment included assets under finance lease arrangements with net book values totaling $57,641 and $62,484, respectively. Total depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $328,487, $292,170 and $265,604, respectively, and included depreciation on assets recorded under finance lease arrangements. Maintenance and repairs are expensed as incurred. We capitalize applicable interest charges incurred during the construction of new facilities and production lines and amortize these costs over the assets’ estimated useful lives.
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
The unamortized amount of capitalized software totaled $351,285 and $367,087 at December 31, 2025 and 2024, respectively. We amortize software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. Accumulated amortization of capitalized software was $568,552 and $476,611 as of 2025 and 2024, respectively. Such amounts are recorded within other assets in the Consolidated Balance Sheets.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 60

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
The cost of intangible assets with finite useful lives is amortized on a straight-line basis. Our finite-lived intangible assets consist primarily of certain trademarks, customer-related intangible assets and patents obtained through business acquisitions. The weighted-average amortization period for our finite-lived intangible assets is approximately 25 years, which is primarily driven by recently acquired trademarks. If certain events or changes in operating conditions indicate that the carrying value of these assets, or related asset groups, may not be recoverable, we perform an impairment assessment and may adjust the remaining useful lives. See Note 3 for additional information regarding the results of impairment tests.
Supplier Finance Program Obligations
We have agreements with four third-party financial institutions to facilitate a supplier finance program which allows qualifying suppliers to sell their receivables from the Company to the financial institution. These participating suppliers negotiate their outstanding receivable arrangements directly with the financial institution, and our rights and obligations to our suppliers are not impacted. We have no economic interest in a supplier’s decision to enter into these agreements. Once a qualifying supplier elects to participate in the supplier finance program and reaches an agreement with a financial institution, they elect which individual Company invoices they sell to the financial institution. However, all Company payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The financial institution pays the supplier on the invoice due date for any invoices that were not previously sold under the supplier finance program. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted by our suppliers’ decisions to sell amounts under these arrangements. The payment of these obligations is included in cash provided by operating activities in the Consolidated Statements of Cash Flows. The rollforward of the Company’s outstanding obligations confirmed as valid under its supplier finance program, which are included in Accounts Payable in the Consolidated Balance Sheets, for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Supplier finance program obligations outstanding at beginning of the year	$215,122	$149,261
Invoice amounts added during the year	1,746,616	860,250
Invoice amounts paid during the year	(1,661,406)	(794,389)
Supplier finance program obligations outstanding at end of the year	$300,332	$215,122

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 61

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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public business entities on an annual basis to disclose specific categories in a tabular rate reconciliation and provide additional information for reconciling items that meet a five percent quantitative threshold. Additionally, the ASU requires all entities to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions where income taxes paid are equal to or greater than five percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We adopted the provisions of this ASU in the fourth quarter of 2025 and applied the provisions on a prospective basis.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 62

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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 63

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
2025 Activity
LesserEvil, LLC
On November 18, 2025, we completed the acquisition of LesserEvil, LLC (“LesserEvil”), previously a privately held company that produces and sells organic popcorn and puffed snack products to retailers and distributors in the United States and Canada, which complements Hershey’s existing product portfolio and brings additional manufacturing capacity. The initial cash consideration paid for LesserEvil totaled $769,090 and consisted of cash on hand and short-term borrowings; however, the Company may be required to pay additional contingent consideration ranging from zero to a maximum of $200,000 if certain defined earnings targets are met over a multi-year period. Acquisition-related costs for the LesserEvil acquisition were immaterial.
The acquisition has been accounted for as a business combination and, accordingly, LesserEvil has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration, inclusive of the acquisition date fair value of the contingent consideration and certain holdbacks, was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Initial Allocation
Goodwill	$289,142
Other intangible assets	604,500
Current assets acquired, including cash and cash equivalents	65,060
Property, plant and equipment, net	15,572
Other non-current assets, primarily operating lease ROU assets	28,214
Current liabilities assumed	(21,141)
Other long-term liabilities, primarily operating lease liabilities	(22,054)
Deferred income taxes	(144,143)
Net assets acquired	$815,150

The purchase price allocation presented above is preliminary. We are in the process of evaluating additional information necessary to finalize the valuation of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, post-closing adjustments to the working capital acquired including certain holdbacks, as well as the valuation and step-up on property, plant and equipment. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation, including other intangible assets and goodwill. We expect to finalize the purchase price allocation by mid-2026.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired (including the identifiable intangible assets). The goodwill derived from this acquisition is not expected to be deductible for tax purposes and reflects the value of leveraging our brand building expertise, supply chain capabilities and retail relationships to accelerate growth and access to the portfolio of LesserEvil’s products.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 64

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Other intangible assets include the following estimated useful lives and values:

	Estimated Useful Life	Initial Allocation
Trademarks	Indefinite	$303,000
Customer relationships	20 years	301,500
Other intangible assets		$604,500

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
The acquisition has been accounted for as a business combination and, accordingly, Sour Strips has been included within the North America Confectionery segment from the date of acquisition. The purchase consideration, inclusive of the acquisition date fair value of the contingent consideration, was allocated to minimal net assets acquired, goodwill and other intangible assets. The purchase price allocation was finalized as of the second quarter of 2025 and included an immaterial amount of measurement period adjustments. The measurement period adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired and liabilities assumed, specifically, post-closing adjustments to the working capital acquired.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 65

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by segment for the years ended December 31, 2025 and 2024 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Goodwill	$2,025,804	$657,001	$375,593	$3,058,398
Accumulated impairment loss	(4,973)	—	(357,375)	(362,348)
Balance at January 1, 2024	2,020,831	657,001	18,218	2,696,050
Acquired during the period	20,723	—	—	20,723
Foreign currency translation	(8,697)	—	(2,323)	(11,020)
Balance at December 31, 2024	2,032,857	657,001	15,895	2,705,753
Acquired during the period (see Note 2)	—	289,142	—	289,142
Measurement period adjustments	1,382	—	—	1,382
Impairment loss	—	—	(6,403)	(6,403)
Foreign currency translation	4,859	—	1,272	6,131
Balance at December 31, 2025	$2,039,098	$946,143	$10,764	$2,996,005

In 2025, we recognized an immaterial non-cash goodwill impairment charge related to a reporting unit within our International segment. We had no goodwill impairment charges in 2024 or 2023.
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

December 31,	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,803,973	$(335,974)	$1,721,159	$(282,819)
Customer-related	855,556	(185,995)	552,594	(151,409)
Patents	7,944	(7,944)	7,579	(7,579)
Total	2,667,473	(529,913)	2,281,332	(441,807)

Intangible assets not subject to amortization:
Trademarks	338,138		34,341
Total other intangible assets	$2,475,698		$1,873,866
In 2025, the gross carrying amount of our intangible assets and corresponding accumulated amortization increased as a result of the second quarter purchase of the Fulfil brand in North America and the fourth quarter acquisition of LesserEvil.
Total amortization expense for the years ended December 31, 2025, 2024 and 2023 was $85,398, $84,640 and $88,771, respectively.
Amortization expense for the next five years, based on current intangible asset balances, is estimated to be as follows:

Year ending December 31,	2026	2027	2028	2029	2030
Amortization expense	$99,861	$98,769	$98,769	$97,598	$93,843

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 66

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.875 billion unsecured revolving credit facility with the option to increase the aggregate amount of the commitments by up to $1.0 billion with the consent of the lenders. This facility is scheduled to expire on October 21, 2030; however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility.
The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1.0 at the end of each fiscal quarter. The credit agreement also contains customary representations, warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2025, we are in compliance with all affirmative and negative covenants and the financial covenant pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $517,062 at December 31, 2025 and $391,279 at December 31, 2024. These lines permit us to borrow at the respective banks’ prime commercial interest rates, or lower. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	December 31, 2025	December 31, 2024
Short-term foreign bank borrowings against lines of credit	$218,546	$161,364
U.S. commercial paper	—	1,145,612
Total short-term debt	$218,546	$1,306,976
Weighted average interest rate on outstanding commercial paper	—%	4.5%
The maximum amount of short-term borrowings outstanding during 2025 and 2024 was $1,121,718 and $1,321,274, respectively. The weighted-average interest rate on short-term borrowings outstanding was 7.9% as of December 31, 2025 and 4.8% as of December 31, 2024.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 67

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Long-term Debt
Long-term debt consisted of the following:

December 31,	Maturity Date	2025	2024
0.900% Notes (1)	June 1, 2025	—	300,000
3.200% Notes (2)	August 21, 2025	—	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
4.550% Notes (3)	February 24, 2028	500,000	—
4.250% Notes	May 4, 2028	350,000	350,000
2.450% Notes	November 15, 2029	300,000	300,000
4.750% Notes (3)	February 24, 2030	500,000	—
1.700% Notes	June 1, 2030	350,000	350,000
4.950% Notes (3)	February 24, 2032	500,000	—
4.500% Notes	May 4, 2033	400,000	400,000
5.100% Notes (3)	February 24, 2035	500,000	—
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		73,510	73,802
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(32,628)	(22,266)
Total long-term debt		5,184,521	3,795,175
Less—current portion		503,327	604,965
Long-term portion		$4,681,194	$3,190,210
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
Aggregate annual maturities of our long-term Notes (excluding finance lease obligations and net impact of interest rate swaps, debt issuance costs and unamortized debt discounts) are as follows for the years ending December 31:

2026	$500,000
2027	193,639
2028	850,000
2029	300,000
2030	850,000
Thereafter	2,450,000
Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 68

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Interest Expense
Net interest expense consists of the following:

For the years ended December 31,	2025	2024	2023
Interest expense	$236,784	$194,240	$176,066
Capitalized interest	(11,978)	(19,923)	(14,555)
Interest expense	224,806	174,317	161,511
Interest income	(34,600)	(8,662)	(9,726)
Interest expense, net	$190,206	$165,655	$151,785
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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $973,083 as of December 31, 2025 and $667,421 as of December 31, 2024.
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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $223,962 at December 31, 2025 and $79,028 at December 31, 2024. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $59,970 at December 31, 2025 and $123,014 at December 31, 2024. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 69

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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in SM&A expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at December 31, 2025 and 2024 was $35,896 and $30,524, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of December 31, 2025 and 2024:

December 31,	2025		2024
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$691	$3,095	$8,598	$3,280

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	465	20,829	514,623	14,321
Deferred compensation derivatives	775	—	460	—
Foreign exchange contracts	1,752	—	164	4,800
	2,992	20,829	515,247	19,121
Total	$3,683	$23,924	$523,845	$22,401

(1)Derivatives assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of December 31, 2025, amounts reflected on a net basis in liabilities were assets of $46,467 and liabilities of $63,531, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period and the fair value of options contracts based on quoted market prices. The comparable amounts reflected on a net basis in assets at December 31, 2024 were assets of $533,115 and liabilities of $32,998. At December 31, 2025 and 2024, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 70

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2025 and 2024 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from AOCI into income (b)
	2025	2024	2025	2024	2025	2024
Commodities futures and options	$18,837	$509,870	$—	$—	$—	$—
Foreign exchange contracts	8,971	(4,781)	(6,373)	11,036	1,349	5,268
Interest rate swap agreements	—	—	—	—	(8,776)	(9,199)
Deferred compensation derivatives	4,013	4,772	—	—	—	—
Total	$31,821	$509,861	$(6,373)	$11,036	$(7,427)	$(3,931)

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
The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $11,180 as of December 31, 2025. This amount is primarily associated with interest rate swap agreements.
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

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 71

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2025 and 2024:

	Assets / Liabilities
	Level 1	Level 2	Level 3	Total
December 31, 2025:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$2,443	$—	$2,443
Deferred compensation derivatives (2)	—	—	—	—
Commodities futures and options (3)	465	—	—	465
Liabilities:
Foreign exchange contracts (1)	—	3,095	—	3,095
Deferred compensation derivatives (3)	—	775	—	775
Commodities futures and options (3)	20,829	—	—	20,829
December 31, 2024:
Assets:
Foreign exchange contracts (1)	$—	$8,761	$—	$8,761
Deferred compensation derivatives (2)	—	460	—	460
Commodities futures and options (3)	514,623	—	—	514,623
Liabilities:
Foreign exchange contracts (1)	—	8,080	—	8,080
Commodities futures and options (3)	14,321	—	—	14,321
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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximated fair values as of December 31, 2025 and December 31, 2024 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issuances and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
At December 31,	2025	2024	2025	2024
Current portion of long-term debt	$498,788	$597,547	$503,327	$604,965
Long-term debt	4,373,815	2,734,322	4,681,194	3,190,210
Total	$4,872,603	$3,331,869	$5,184,521	$3,795,175

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 72

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
2025 and 2024 Activity
In connection with the acquisition of LesserEvil in 2025 and Sour Strips in 2024, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and the relief-from-royalty, a form of the multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Additionally, we estimated the fair value of the contingent consideration using a Monte Carlo simulation model for each acquisition.
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
The components of lease expense were as follows:

Lease expense	Classification	2025	2024	2023
Operating lease cost	Cost of sales or SM&A (1)	$62,033	$53,141	$48,577
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	8,598	9,017	8,140
Interest on lease liabilities	Interest expense, net	4,549	4,702	4,593
Net lease cost (2)		$75,180	$66,860	$61,310
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 73

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Information regarding our lease terms and discount rates were as follows:

	2025	2024
Weighted-average remaining lease term (years)
Operating leases	10.2	12.4
Finance leases	25.2	25.9

Weighted-average discount rate
Operating leases	4.6%	3.7%
Finance leases	6.3%	6.3%
Supplemental balance sheet information related to leases were as follows:

Leases	Classification	2025	2024
Assets
Operating lease ROU assets	Other non-current assets	$325,345	$337,739

Finance lease ROU assets, at cost	Property, plant and equipment, gross	83,714	87,999
Accumulated amortization	Accumulated depreciation	(26,073)	(25,515)
Finance lease ROU assets, net	Property, plant and equipment, net	57,641	62,484

Total leased assets		$382,986	$400,223

Liabilities
Current
Operating	Accrued liabilities	$49,583	$40,636
Finance	Current portion of long-term debt	4,499	5,666
Non-current
Operating	Other long-term liabilities	285,925	304,767
Finance	Long-term debt	69,011	68,136
Total lease liabilities		$409,018	$419,205

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 74

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The maturity of our lease liabilities as of December 31, 2025 were as follows:

	Operating leases	Finance leases	Total
2026	$63,391	$8,867	$72,258
2027	61,286	6,931	68,217
2028	42,707	5,714	48,421
2029	38,761	4,381	43,142
2030	32,025	4,313	36,338
Thereafter	190,481	129,333	319,814
Total lease payments	428,651	159,539	588,190
Less: Imputed interest	93,143	86,029	179,172
Total lease liabilities	$335,508	$73,510	$409,018

Supplemental cash flow and other information related to leases were as follows:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$59,382	$48,757	$45,176
Operating cash flows from finance leases	$4,549	$4,702	$4,593
Financing cash flows from finance leases	$6,328	$6,507	$5,381

ROU assets obtained in exchange for lease liabilities:
Operating leases	$34,640	$71,804	$18,469
Finance leases	$5,740	$3,875	$7,448
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
Both equity method investments and cost, less impairment, investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates was $176,567 and $212,928 as of December 31, 2025 and December 31, 2024, respectively.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 75

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
Since inception through December 31, 2025, we recognized total costs associated with the AAA Initiative of $176,937. These charges predominantly included employee severance and related separation benefits related to workforce reductions and third-party costs supporting the design and implementation of the new organizational structure, as well as technology capability costs. The costs and related benefits of the AAA Initiative predominantly relates to the North America Confectionery segment and Corporate. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
2020 International Optimization Program
In the fourth quarter of 2020, we commenced a program (“International Optimization Program”) to streamline resources and investments in select international markets, including the optimization of our China operating model that will improve our operational efficiency and provide for a strong, sustainable, and simplified base going forward.
The International Optimization Program originally expected to total pre-tax costs of $50,000 to $75,000, with cash costs in the range of $40,000 to $65,000, primarily related to workforce reductions of approximately 350 positions outside of the United States, costs to consolidate and relocate production, and third-party costs incurred to execute these activities. The costs and related benefits of the International Optimization Program relate to the International segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs. This program was completed in 2023.
For the year ended December 31, 2023, we recognized total costs associated with the International Optimization Program of $3,440. These charges predominantly included third-party charges in support of our initiative to transform our China operating model, as well as severance and employee benefit costs. Since inception through completion, we incurred pre-tax charges to execute the program totaling $53,799.
Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

For the years ended December 31,	2025	2024	2023
Cost of sales	$—	$12,168	$527
Selling, marketing and administrative expense	38,807	76,333	2,472
Business realignment costs	20,594	29,035	441
Costs associated with business realignment activities	$59,401	$117,536	$3,440

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 76

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Costs recorded by program in 2025, 2024 and 2023 related to these activities were as follows:

For the years ended December 31,	2025	2024	2023
Advancing Agility & Automation Initiative:
Severance and employee benefit costs	$20,594	$29,035	$—
Other program costs	38,807	88,501	—
International Optimization Program:
Severance and employee benefit costs	$—	$—	$441
Other program costs	—	—	2,999
Total	$59,401	$117,536	$3,440
The following table presents the liability activity for costs qualifying as exit and disposal costs for the year ended December 31, 2025:

Total
Liability balance at December 31, 2024 (1)	$10,417
2025 business realignment charges (2)	20,594
Cash payments	(22,421)
Liability balance at December 31, 2025 (1)	$8,590
(1)The liability balances reflected above are reported within accrued liabilities and other long-term liabilities.
(2)The costs reflected in the liability roll-forward represent employee-related charges.
10. INCOME TAXES
The components of income before income taxes were as follows:

For the years ended December 31,	2025	2024	2023
Domestic	$1,160,843	$1,796,428	$1,832,771
Foreign	53,365	677,508	339,093
Income before income taxes	$1,214,208	$2,473,936	$2,171,864

The components of our provision for income taxes were as follows:

For the years ended December 31,	2025	2024	2023
Current:
Federal	$81,916	$23,345	$141,753
State	39,312	85,746	83,802
Foreign	87,428	70,371	68,289
	208,656	179,462	293,844
Deferred:
Federal	117,363	21,223	28,191
State	27,142	3,616	(9,531)
Foreign	(22,212)	48,396	(2,427)
	122,293	73,235	16,233
Total provision for income taxes	$330,949	$252,697	$310,077

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 77

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The significant temporary differences that comprised the deferred tax assets and liabilities are as follows:

December 31,	2025	2024
Deferred tax assets:
Post-retirement benefit obligations	$26,692	$23,503
Accrued expenses and other reserves	99,106	83,263
Stock-based compensation	15,986	16,656
Lease liabilities	95,415	98,915
Accrued trade promotion reserves	20,890	18,706
Net operating loss carryforwards	134,203	98,159
Capital loss carryforwards	8,453	8,002
Other	54,258	87,525
Gross deferred tax assets	455,003	434,729
Valuation allowance	(145,052)	(117,239)
Total deferred tax assets	309,951	317,490
Deferred tax liabilities:
Property, plant and equipment, net	334,995	295,911
Acquired intangibles	418,073	254,884
Lease ROU assets	74,448	78,852
Inventories	22,828	10,736
Derivative instruments	7,363	37,558
Pension	13,965	8,440
Other	90,017	18,287
Total deferred tax liabilities	961,689	704,668
Net deferred tax liabilities	$(651,738)	$(387,178)
Included in:
Non-current deferred tax assets, net	$27,802	$37,065
Non-current deferred tax liabilities, net	(679,540)	(424,243)
Net deferred tax liabilities	$(651,738)	$(387,178)

Changes in deferred taxes were primarily due to acquired intangibles, derivative instruments, and accelerated tax depreciation on property, plant and equipment.
The valuation allowances as of December 31, 2025 and 2024 were primarily related to various foreign jurisdictions' net operating loss carryforwards and other deferred tax assets that we do not expect to realize.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 78

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table presents the updated requirements of ASU 2023-09 for 2025 and reconciles the federal statutory income tax rate with our effective income tax rate:

For the year ended December 31,	2025
	Amount ($)	Percent (%)
Federal statutory income tax rate	$254,984	21.0%
Effect of cross-border tax laws
Foreign branch	(22,863)	(1.9)
Other	4,660	0.4
Domestic federal
Tax credits
Solar income tax credit investments	(29,116)	(2.4)
Other	(1,864)	(0.2)
Changes in valuation allowances	(8,102)	(0.7)
Non-taxable or non-deductible items	6,020	0.5
Other, net	(3,786)	(0.3)
State and local income taxes, net of federal income tax effect (1)	49,658	4.1
Foreign tax effects
Brazil
Changes in valuation allowance	28,842	2.4
Other	(3,140)	(0.3)
Mexico
Transfer pricing reimbursement	(15,343)	(1.3)
Other	11,161	1.0
Switzerland
Other income-based taxes	13,381	1.1
Other	(14,911)	(1.2)
Other foreign jurisdictions	2,911	0.3
Worldwide changes in unrecognized tax benefits	58,457	4.8
Effective income tax rate	$330,949	27.3%
(1) During the year ended December 31, 2025, state taxes in Pennsylvania, California, Indiana, and Illinois made up the majority (greater than 50%) of the tax effect in this category.
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the following table reconciles the federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2024	2023
Federal statutory income tax rate	21.0%	21.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	2.4	2.8
Foreign rate differences	(1.2)	(1.0)
Historic and solar tax credits	(9.4)	(9.5)
Tax contingencies	(1.6)	1.1
Stock compensation	(0.2)	(0.5)
Other, net	(0.8)	0.4
Effective income tax rate	10.2%	14.3%

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 79

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2025	2024
Balance at beginning of year	$117,578	$149,625
Additions for tax positions taken during prior years	12,867	7,207
Reductions for tax positions taken during prior years	(6,845)	(4,913)
Additions for tax positions taken during the current year	28,440	9,339
Settlements	(23,344)	(201)
Expiration of statutes of limitations	(900)	(43,479)
Balance at end of year	$127,796	$117,578
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $98,257 as of December 31, 2025, and $88,230 as of December 31, 2024.
We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net tax benefit of $14,472 in 2025, a net tax benefit of $7,068 in 2024 and a net tax expense of $12,027 in 2023, respectively, for interest and penalties. Accrued net interest and penalties were $44,786 as of December 31, 2025, and $30,286 as of December 31, 2024.
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
As of December 31, 2025, we had approximately $770,866 of undistributed earnings of our international subsidiaries. We continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing, such as withholding tax, for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings beyond the one-time U.S. repatriation tax due under the 2017 Tax Cuts and Jobs Act.
The following table presents the updated requirements of ASU 2023-09 for 2025 which requires additional information about cash taxes paid disaggregated by jurisdiction. Cash taxes paid for prior periods are presented as a supplemental disclosure in the Consolidated Statements of Cash Flows:

For the year ended December 31,	2025
U.S. Federal	$20,013
U.S. State & Local
Pennsylvania	7,589
Other	37,167
44,756
Foreign
Mexico	44,039
Switzerland	24,693
Other	7,115
75,847
Total cash paid for income taxes	$140,616

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 80

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA introduces changes to United States tax policy, trade regulations, and federal spending priorities. Key provisions include the extension and modification of tax provisions from the 2017 Tax Cuts and Jobs Act, modification of certain energy-related tax credits and incentives, and timing of deductions related to certain domestic expenses. The OBBBA did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025.

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
Investments in Partnerships Qualifying for Tax Credits
We invest in partnerships which make equity investments in projects eligible to receive federal historic and energy tax credits. The investments are accounted for under the equity method and reported within other non-current assets in our Consolidated Balance Sheets. The tax credits, when realized, are recognized as a reduction of tax expense under the flow-through method, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. For the years ended December 31, 2025, 2024 and 2023 we recognized investment tax credits and related outside basis difference benefits totaling $34,419, $300,597 and $251,827, respectively, and we wrote-down the equity investment by $24,483, $243,311 and $210,484, respectively, to reflect the realization of these benefits. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 81

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Obligations and Funded Status
A summary of the changes in benefit obligations, plan assets, and funded status of these plans is as follows:

	Pension Benefits		Other Benefits
December 31,	2025	2024	2025	2024
Change in benefit obligation
Projected benefit obligation at beginning of year	$778,682	$822,035	$95,963	$100,311
Service cost	13,897	15,323	114	131
Interest cost	35,877	38,675	4,928	4,852
Actuarial (gain) loss	18,974	(5,337)	20,668	4,845
Settlement	(70,647)	(64,665)	(2,762)	—
Currency translation and other	4,074	(5,008)	515	(2,143)
Benefits paid	(23,383)	(22,341)	(11,805)	(12,033)
Projected benefit obligation at end of year	757,474	778,682	107,621	95,963
Change in plan assets
Fair value of plan assets at beginning of year	779,977	836,843	—	—
Actual return on plan assets	85,069	30,626	—	—
Employer contributions	3,862	3,566	11,805	12,033
Settlement	(70,647)	(64,665)	(3,070)	—
Annuity purchase	—	—	3,070	—
Currency translation and other	3,368	(4,052)	—	—
Benefits paid	(23,383)	(22,341)	(11,805)	(12,033)
Fair value of plan assets at end of year	778,246	779,977	—	—
Funded status at end of year	$20,772	$1,295	$(107,621)	$(95,963)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$64,520	$41,298	$—	$—
Accrued liabilities	(761)	(6,166)	(9,520)	(8,957)
Other long-term liabilities	(42,987)	(33,837)	(98,101)	(87,006)
Total	$20,772	$1,295	$(107,621)	$(95,963)

Amounts recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial net (loss) gain	$(86,073)	$(117,030)	$(24,563)	$(10,903)
Net prior service credit	2,091	4,631	926	1,205
Net amounts recognized in AOCI	$(83,982)	$(112,399)	$(23,637)	$(9,698)
The projected benefit obligation during 2025 was impacted by actuarial loss of $18,974 which was mainly the result of the discount rate assumption decreasing from 5.5% at December 31, 2024 to 5.2% at December 31, 2025. The accumulated benefit obligation for all defined benefit pension plans was $733,179 as of December 31, 2025 and $753,886 as of December 31, 2024.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 82

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2025	2024
Projected benefit obligation	$51,425	$46,812
Accumulated benefit obligation	44,640	41,853
Fair value of plan assets	8,104	7,138
Plans with projected benefit obligations in excess of plan assets were as follows:

December 31,	2025	2024
Projected benefit obligation	$54,486	$49,539
Accumulated benefit obligation	45,835	42,897
Fair value of plan assets	10,738	9,536
Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2025	2024	2023	2025	2024	2023
Amounts recognized in net periodic benefit cost
Service cost	$13,897	$15,323	$14,991	$114	$131	$221
Interest cost	35,877	38,675	41,205	4,928	4,852	7,171
Expected return on plan assets	(48,178)	(51,193)	(48,978)	—	—	—
Amortization of prior service credit	(3,558)	(5,493)	(5,658)	(387)	(151)	(50)
Amortization of net (gain) loss	12,793	15,248	19,846	1,254	557	(966)
Curtailment credit	—	—	—	—	—	(740)
Settlement loss	12,443	14,894	15,254	—	—	926
Total net periodic benefit cost	$23,274	$27,454	$36,660	$5,909	$5,389	$6,562

Change in plan assets and benefit obligations recognized in AOCI, pre-tax
Actuarial net (gain) loss	$(42,728)	$(15,513)	$(32,720)	$19,535	$4,609	$38,698
Prior service cost (credit)	3,559	5,436	5,670	382	(963)	(736)
Total recognized in other comprehensive (income) loss, pre-tax	$(39,169)	$(10,077)	$(27,050)	$19,917	$3,646	$37,962
Net amounts recognized in periodic benefit cost and AOCI	$(15,895)	$17,377	$9,610	$25,826	$9,035	$44,524

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 83

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Assumptions
The weighted-average assumptions used in computing the year end benefit obligations were as follows:

	Pension Benefits		Other Benefits
December 31,	2025	2024	2025	2024
Discount rate	5.2%	5.5%	5.5%	5.7%
Rate of increase in compensation levels	3.4%	3.6%	4.0%	4.0%
Interest crediting rate	4.5%	4.6%	N/A	N/A
The weighted-average assumptions used in computing net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2025	2024	2023	2025	2024	2023
Discount rate	5.5%	5.1%	5.5%	5.7%	5.2%	5.5%
Expected long-term return on plan assets	6.7%	6.6%	6.2%	N/A	N/A	N/A
Rate of compensation increase	3.6%	3.6%	3.4%	N/A	N/A	N/A

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
For purposes of measuring our post-retirement benefit obligation at December 31, 2025, we assumed an 8.7% annual rate of increase in the per capita cost of covered health care benefits for 2026, grading down to 4.9% by 2034. For purposes of measuring our post-retirement benefit obligation at December 31, 2024, we assumed a 6.9% annual rate of increase in the per capita cost of covered health care benefits for 2025, grading down to 4.9% by 2033.
The valuations and assumptions reflect adoption of the Society of Actuaries updated Pri-2012 mortality tables with MP-2021 generational projection scales, which we adopted as of December 31, 2021. The Society of Actuaries did not update the Pri-2012 mortality tables in 2024 or 2025.
Plan Assets
We broadly diversify our pension plan assets across public equity, fixed income, diversified credit strategies and diversified alternative strategies asset classes. Our target asset allocation for our major domestic pension plans as of December 31, 2025 was as follows:

Asset Class	Target Asset Allocation
Cash	1%
Equity securities	27%
Fixed income securities	48%
Alternative investments, including real estate, listed infrastructure and other	24%
As of December 31, 2025, actual allocations were consistent with the targets and within our allowable ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets within each asset class.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 84

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table sets forth by level, within the fair value hierarchy (as defined in Note 6), pension plan assets at their fair values as of December 31, 2025:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$741	$24,284	$—	$604	$25,629
Equity securities:
International all-cap	—	—	—	494	494
Global all-cap (a)	—	—	—	217,175	217,175
Fixed income securities:
U.S. government/agency	—	—	—	159,061	159,061
Corporate bonds (b)	—	—	—	55,895	55,895
International government/corporate bonds (c)	—	—	—	29,866	29,866
Diversified credit (d)	—	—	—	105,102	105,102
Alternative investments:
Global diversified assets (e)	—	—	—	68,053	68,053
Real assets fund (f)	—	—	—	116,971	116,971
Total pension plan assets	$741	$24,284	$—	$753,221	$778,246
The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair values as of December 31, 2024:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$981	$32,404	$—	$598	$33,983
Equity securities:
International all-cap	—	—	—	483	483
Global all-cap (a)	—	—	—	204,421	204,421
Fixed income securities:
U.S. government/agency	—	—	—	156,146	156,146
Corporate bonds (b)	—	—	—	59,602	59,602
International government/corporate bonds (c)	—	—	—	27,303	27,303
Diversified credit (d)	—	—	—	120,259	120,259
Alternative investments:
Global diversified assets (e)	—	—	—	63,497	63,497
Real assets fund (f)	—	—	—	114,283	114,283
Total pension plan assets	$981	$32,404	$—	$746,592	$779,977

(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in our Obligations and Funded Status table.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 85

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

(a)	This category comprises equity funds that primarily track the MSCI World Index or MSCI All Country World Index.
(b)	This category comprises fixed income funds primarily invested in investment grade and high yield bonds.
(c)	This category comprises fixed income funds primarily invested in Canadian and other international bonds.
(d)	This category comprises fixed income funds primarily invested in high yield bonds, loans, securitized debt and emerging market debt.
(e)	This category comprises diversified funds invested across alternative asset classes.
(f)	This category comprises funds primarily invested in publicly traded real estate securities, publicly listed infrastructure securities and real estate debt.
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
We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2025. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.
Cash Flows and Plan Termination
Our policy is to fund domestic pension liabilities in accordance with the limits imposed by the ERISA, federal income tax laws, and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans.
We made total contributions to the pension plans of $3,862 during 2025. In 2024, we made total contributions of $3,566 to the pension plans. For 2026, minimum funding requirements for our pension plans are approximately $1,189.
Total benefit payments expected to be paid to plan participants, including pension benefits funded from the plans and other benefits funded from Company assets, are as follows:

	Expected Benefit Payments
	2026	2027	2028	2029	2030	2031-2035
Pension Benefits	$114,162	$103,662	$70,940	$68,700	$63,190	$278,650
Other Benefits	9,520	9,139	8,828	8,627	8,010	36,289
Savings Plans
The Company sponsors several defined contribution plans to provide retirement benefits to employees. Contributions to The Hershey Company 401(k) Plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions were made in cash. Expense associated with the defined contribution plans was $72,889 in 2025, $74,094 in 2024 and $67,763 in 2023.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 86

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
12. STOCK COMPENSATION PLANS
Share-based grants for compensation and incentive purposes are made pursuant to the Equity and Incentive Compensation Plan (“EICP”). The EICP provides for grants of one or more of the following stock-based compensation awards to employees, non-employee directors, and certain service providers upon whom the successful conduct of our business is dependent:
•Non-qualified stock options (“stock options”);
•Performance stock units (“PSUs”) and performance stock;
•Stock appreciation rights;
•Restricted stock units (“RSUs”) and restricted stock; and
•Other stock-based awards.
As of December 31, 2025, 68.5 million shares were authorized and approved by our stockholders for grants under the EICP. The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Human Capital Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Human Capital Committee has authorized the deferral of PSU and RSU awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and RSUs awarded that they elect to convert into deferred stock units under our Directors’ Compensation Plan.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

For the years ended December 31,	2025	2024	2023
Pre-tax compensation expense	$65,460	$44,414	$81,021
Related income tax benefit	17,870	5,418	11,910
Compensation expenses for stock compensation plans are primarily included in SM&A expense. As of December 31, 2025, total stock-based compensation expense related to non-vested awards not yet recognized was $86,660 and the weighted-average period over which this amount is expected to be recognized was approximately 1.9 years.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 87

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
A summary of activity relating to grants of stock options for the year ended December 31, 2025 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	579,834	$106.73	2.7 years
Granted	5,165	$164.16
Exercised	(213,231)	$101.60
Forfeited	(1,475)	$164.16
Expired	(1,733)	$99.90
Outstanding as of December 31, 2025	368,560	$110.30	2.2 years	$26,832
Options exercisable as of December 31, 2025	359,411	$108.12	2.0 years	$26,766
The weighted-average fair value of options granted was $33.91, $45.95 and $57.65 per share in 2025, 2024 and 2023, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

For the years ended December 31,	2025	2024	2023
Dividend yields	3.0%	2.0%	1.7%
Expected volatility	22.3%	21.3%	20.9%
Risk-free interest rates	4.2%	4.3%	4.1%
Expected term in years	6.3	6.3	6.3
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
The total intrinsic value of options exercised was $15,991, $14,018 and $35,474 in 2025, 2024 and 2023, respectively.
As of December 31, 2025, there was $398 of total unrecognized compensation expense related to non-vested stock option awards granted under the EICP, which we expect to recognize over a weighted-average period of 1.1 years.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 88

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table summarizes information about stock options outstanding as of December 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/25	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Number Exercisable as of 12/31/25	Weighted-Average Exercise Price
$60.68 - $99.90	231,296	1.8	$98.61	231,296	$98.61
$99.91 - $107.95	84,818	1.2	$107.91	84,818	$107.91
$107.96 - $240.90	52,446	5.3	$165.72	43,297	$159.33
$60.68 - $240.90	368,560	2.2	$110.30	359,411	$108.12
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSUs granted in 2025, 2024, and 2023 can range from 0% to 250% of the targeted amounts.
We recognize the compensation expense associated with PSUs ratably over the three-year term. Compensation expense is based on the grant date fair value because the grants can only be settled in shares of our Common Stock. The grant date fair value of PSUs is determined based on the Monte Carlo simulation model for the market-based total shareholder return component and the closing market price of the Company’s Common Stock on the date of grant for performance-based components.
In 2025, 2024 and 2023, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs quarterly to non-employee directors.
We recognize the compensation expense associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. The compensation expense associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 89

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
A summary of activity relating to grants of PSUs and RSUs for the period ended December 31, 2025 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	538,803	$204.65
Granted	665,478	$169.55
Performance assumption change (1)	301,365	$237.31
Vested	(345,608)	$204.89
Forfeited	(121,144)	$195.34
Outstanding at end of year	1,038,893	$192.64
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

For the years ended December 31,	2025	2024	2023
Units granted	665,478	392,046	341,374
Weighted-average fair value at date of grant	$169.55	$194.43	$241.41
Monte Carlo simulation assumptions:
Estimated values	$110.81	$84.13	$118.90
Dividend yields	3.2%	2.8%	1.7%
Expected volatility	22.2%	18.5%	19.2%

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
The fair value of shares vested totaled $58,635, $96,946 and $106,243 in 2025, 2024 and 2023, respectively.
Deferred PSUs, deferred RSUs, and deferred stock units representing directors’ fees totaled 241,384 units as of December 31, 2025. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 90

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
•North America Salty Snacks – This segment is responsible for our salty snacking products in the United States. This includes ready-to-eat popcorn, baked and trans fat-free snacks, pretzels, and other snacks.
•International – International is a combination of all other operating segments that are not individually material, including those geographic regions where we operate outside of North America. We currently have operations and manufacture product in Mexico, Brazil, India, and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa, and other regions.
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
Certain manufacturing, warehousing, distribution, and other activities supporting our global operations are integrated to maximize efficiency and productivity. As a result, assets and capital expenditures are not managed on a segment basis and are not included in the information reported to the CODM for the purpose of evaluating performance or allocating resources. We disclose depreciation and amortization that is generated by segment-specific assets, since these amounts are included within the measure of segment income reported to the CODM.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 91

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Our segment net sales and earnings were as follows:

For the year ended December 31, 2025	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$9,479,709	$1,271,299	$941,568	$11,692,576
Cost of sales	5,796,018	804,635	740,764
SM&A expense	1,189,959	225,311	197,486
Total segment income	$2,493,732	$241,353	$3,318	$2,738,403
Unallocated corporate expense (1)				814,313
Unallocated mark-to-market losses on commodity derivatives				423,161
Costs associated with business realignment activities (see Note 9)				59,401
Operating profit				$1,441,528
Interest expense, net (see Note 4)				190,206
Other (income) expense, net (see Note 17)				37,114
Income before income taxes				$1,214,208

For the year ended December 31, 2024	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$9,118,590	$1,135,720	$947,953	$11,202,263
Cost of sales	4,984,764	719,850	642,634
SM&A expense	1,188,138	216,480	193,800
Total segment income	$2,945,688	$199,390	$111,519	$3,256,597
Unallocated corporate expense (1)				701,266
Unallocated mark-to-market gains on commodity derivatives				(460,437)
Costs associated with business realignment activities (see Note 9)				117,536
Operating profit				$2,898,232
Interest expense, net (see Note 4)				165,655
Other (income) expense, net (see Note 17)				258,641
Income before income taxes				$2,473,936

For the year ended December 31, 2023	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$9,123,139	$1,092,689	$949,164	$11,164,992
Cost of sales	4,781,671	726,569	601,175
SM&A expense	1,224,424	207,787	199,730
Total segment income	$3,117,044	$158,333	$148,259	$3,423,636
Unallocated corporate expense (1)				800,390
Unallocated mark-to-market losses on commodity derivatives				58,939
Costs associated with business realignment activities (see Note 9)				3,440
Operating profit				$2,560,867
Interest expense, net (see Note 4)				151,785
Other (income) expense, net (see Note 17)				237,218
Income before income taxes				$2,171,864
(1)Includes centrally-managed (a) corporate functional costs relating to legal, treasury, finance, and human resources, (b) expenses associated with the oversight and administration of our global operations, including warehousing, distribution and manufacturing, information systems and global shared services, (c) non-cash stock-based

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 92

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
compensation expense, (d) acquisition-related costs and (e) other gains or losses that are not integral to segment performance.

Activity within the unallocated mark-to-market losses (gains) on commodity derivatives is as follows:

For the years ended December 31,	2025	2024	2023
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in income	$(18,837)	$(509,870)	$53,085
Net gains on commodity derivative positions reclassified from unallocated to segment income	441,998	49,433	5,854
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative losses (gains)	$423,161	$(460,437)	$58,939
As of December 31, 2025, the cumulative amount of mark-to-market losses on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $12,930. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax losses on commodity derivatives of $23,752 to segment operating results in the next twelve months.

Depreciation and amortization expense included within segment income presented above is as follows:

For the years ended December 31,	2025	2024	2023
North America Confectionery	$299,038	$259,502	$238,786
North America Salty Snacks	87,238	86,446	85,566
International	28,857	24,793	23,699
Corporate	88,568	84,514	71,764
Total	$503,701	$455,255	$419,815
Additional information regarding our net sales and long-lived assets disaggregated by geographical region is as follows:

For the years ended December 31,	2025	2024	2023
Net sales:
United States	$10,251,643	$9,771,343	$9,752,314
Other	1,440,933	1,430,920	1,412,678
Total	$11,692,576	$11,202,263	$11,164,992

Long-lived assets:
United States	$2,967,499	$2,925,420	$2,732,787
Other	562,109	533,433	576,891
Total	$3,529,608	$3,458,853	$3,309,678
14. EQUITY AND TREASURY STOCK ACTIVITY
We had 1,055,000,000 authorized shares of capital stock as of December 31, 2025. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares were designated as Class B Common Stock (“Class B Stock”) and 5,000,000 shares were designated as Preferred Stock. Each class has a par value of one dollar per share.
Holders of the Common Stock and the Class B Stock generally vote together without regard to class on matters submitted to stockholders, including the election of directors. The holders of Common Stock have 1 vote per share and the holders of Class B Common Stock have 10 votes per share. However, the Common Stock holders, voting

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 93

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
separately as a class, are entitled to elect one-sixth of the Board. With respect to dividend rights, the Common Stock holders are entitled to cash dividends 10% higher than those declared and paid on the Class B Common Stock.
Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2025 and 2024, no shares of Class B Stock were converted into Common Stock. During 2023, 3,500,000 shares of Class B Stock were converted to Common Stock by Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “School Trust”).
Changes in the outstanding shares of Common Stock for the past three years were as follows:

For the years ended December 31,	2025	2024	2023
Shares issued	221,553,025	221,553,025	221,553,025
Treasury shares at beginning of year	(19,169,956)	(17,160,099)	(16,588,308)
Stock repurchases:
Shares repurchased in the open market under pre-approved share repurchase programs	—	(2,022,064)	—
Milton Hershey School Trust repurchase	—	—	(1,000,000)
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	—	(483,033)	(127,609)
Stock issuances:
Shares issued for stock options and incentive compensation	456,587	495,240	555,818
Treasury shares at end of year	(18,713,369)	(19,169,956)	(17,160,099)
Net shares outstanding at end of year	202,839,656	202,383,069	204,392,926
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which enacted a 1% excise tax on share repurchases beginning after December 31, 2022. During 2025, we had no share repurchases or excise tax related to treasury stock activity. As of December 31, 2024, the Company’s excise tax associated with net share repurchases was $4.7 million. A corresponding liability for the December 31, 2024 excise tax associated with net share repurchases is classified on our Consolidated Balance Sheets within accrued liabilities, and was subsequently paid in 2025.
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
Hershey Trust Company
Hershey Trust Company, as trustee for the School Trust and as direct owner of investment shares, held 2,105,763 shares of our Common Stock as of December 31, 2025. As trustee for the School Trust, Hershey Trust Company held 54,612,012 shares of the Class B Common Stock as of December 31, 2025, and was entitled to cast approximately 79% of all of the votes entitled to be cast on matters requiring the vote of both classes of our common stock voting together. Hershey Trust Company, as trustee for the School Trust, or any successor trustee, or Milton Hershey School, as appropriate, must approve any issuance of shares of Common Stock or other action that would result in it not continuing to have voting control of our Company.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 94

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
15. COMMITMENTS AND CONTINGENCIES
Purchase obligations
We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2025.
The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures contracts or other commodity derivative instruments to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts or other commodity derivative instruments. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2025, we satisfied these obligations by taking delivery of and making payment for the specific commodities.
As of December 31, 2025, we had entered into agreements for the purchase of raw materials with various suppliers. Subject to meeting our quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2025:

in millions	2026	2027	2028	2029	2030
Purchase obligations	$1,059.3	$595.9	$125.7	$25.5	$25.5
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 95

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Collective Bargaining
As of December 31, 2025, the Company employed approximately 17,550 full-time and 2,045 part-time employees worldwide. Collective bargaining agreements covered approximately 5,570 employees, or approximately 28% of the Company’s employees worldwide. During 2026, agreements will be negotiated for certain employees at six facilities, one of which are within the United States, comprising approximately 76% of total employees under collective bargaining agreements. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 96

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
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

For the years ended December 31,	2025		2024		2023
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$813,321	$271,975	$812,826	$271,975	$663,176	$225,895
Allocation of undistributed earnings	(151,372)	(50,665)	851,549	284,889	728,175	244,541
Total earnings—basic	$661,949	$221,310	$1,664,375	$556,864	$1,391,351	$470,436

Denominator (shares in thousands):
Total weighted-average shares—basic	148,281	54,614	148,349	54,614	149,499	55,239

Earnings Per Share—basic	$4.46	$4.05	$11.22	$10.20	$9.31	$8.52

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$661,949	$221,310	$1,664,375	$556,864	$1,391,351	$470,436
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	221,310	—	556,864	—	470,436	—
Reallocation of undistributed earnings	124	—	—	(753)	—	(987)
Total earnings—diluted	$883,383	$221,310	$2,221,239	$556,111	$1,861,787	$469,449

Denominator (shares in thousands):
Number of shares used in basic computation	148,281	54,614	148,349	54,614	149,499	55,239
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	54,614	—	54,614	—	55,239	—
Employee stock options	181	—	285	—	424	—
Performance and restricted stock units	303	—	239	—	385	—
Total weighted-average shares—diluted	203,379	54,614	203,487	54,614	205,547	55,239

Earnings Per Share—diluted	$4.34	$4.05	$10.92	$10.18	$9.06	$8.50
The earnings per share calculations for the years ended December 31, 2025, 2024 and 2023 excluded 27, 13 and 15 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 97

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

For the years ended December 31,	2025	2024	2023
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$24,483	$243,311	$210,484
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	15,172	17,389	28,010
Other (income) expense, net	(2,541)	(2,059)	(1,276)
Total	$37,114	$258,641	$237,218
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
There were no material related party transactions with Hershey Trust Company and/or its affiliates for the year ended December 31, 2025 or 2024. A summary of material related party transactions with Hershey Trust Company and/or its affiliates for the year ended December 31, 2023 is noted below.
Stock Purchase Agreements
In February 2023, the Company entered into Stock Purchase Agreements with Hershey Trust Company, as trustee for the School Trust, pursuant to which the Company purchased shares of its Common Stock from the School Trust (see Note 14).

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 98

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain asset accounts included within our Consolidated Balance Sheets are as follows:

December 31,	2025	2024
Inventories:
Raw materials	$762,391	$477,592
Goods in process	294,374	204,674
Finished goods	1,074,690	990,785
Inventories at FIFO	2,131,455	1,673,051
Adjustment to LIFO	(702,201)	(418,957)
Total inventories	$1,429,254	$1,254,094

Prepaid expenses and other:
Prepaid expenses	$201,527	$269,792
Other current assets	302,712	704,423
Total prepaid expenses and other	$504,239	$974,215

Property, plant and equipment:
Land	$199,559	$194,502
Buildings	2,102,794	1,991,937
Machinery and equipment	4,515,447	4,147,530
Construction in progress	324,998	478,842
Property, plant and equipment, gross	7,142,798	6,812,811
Accumulated depreciation	(3,613,190)	(3,353,958)
Property, plant and equipment, net	$3,529,608	$3,458,853

Other non-current assets:
Pension	$64,520	$41,298
Capitalized software, net	351,285	367,087
Operating lease ROU assets	325,345	337,739
Investments in unconsolidated affiliates	176,567	212,928
Other non-current assets	205,568	152,815
Total other non-current assets	$1,123,285	$1,111,867

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 99

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of certain liability and stockholders’ equity accounts included within our Consolidated Balance Sheet accounts are as follows:
December 31,	2025	2024
Accounts Payable:
Accounts Payable—trade	$831,204	$807,918
Supplier finance program obligations	300,332	215,122
Other	124,165	136,137
Total accounts payable	$1,255,701	$1,159,177

Accrued liabilities:
Payroll, compensation and benefits	$311,241	$226,774
Advertising, promotion and product allowances	373,940	359,986
Operating lease liabilities	49,583	40,636
Other	235,833	179,945
Total accrued liabilities	$970,597	$807,341

Other long-term liabilities:
Post-retirement benefits liabilities	$98,101	$87,006
Pension benefits liabilities	42,987	33,837
Operating lease liabilities	285,925	304,767
Other	304,904	262,649
Total other long-term liabilities	$731,917	$688,259

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(136,508)	$(177,741)
Pension and post-retirement benefit plans, net of tax	(107,620)	(122,098)
Cash flow hedges, net of tax	(3,222)	(4,051)
Total accumulated other comprehensive loss	$(247,350)	$(303,890)

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 100

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting
Management’s report on the Company’s internal control over financial reporting appears on the following page. There have been no changes to the Company’s internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 101

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 edition). Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LesserEvil, LLC (“LesserEvil”), which was acquired on November 18, 2025, and is included in the 2025 consolidated financial statements of the Company and constituted 7.3% of total assets as of December 31, 2025 and less than 1% of net sales for the year then ended. This exclusion is in accordance with the guidance issued by the U.S. Securities and Exchange Commission that allows companies to exclude acquisitions from management’s report on internal control over financial reporting for the first year after the acquisition.
The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2025, which is included in Item 8 of this report and is incorporated by reference herein.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 102

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
The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended December 31, 2025, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5–1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period.

Name and Title	Date of Adoption of 10b5-1 Plan	Duration of 10b5-1 Plan(1)	Aggregate Number of Securities to be Sold or Purchased
Rohit Grover Senior Vice President, International	11/11/2025	8/31/2026	Sell 3,500 shares
Jason R. Reiman Senior Vice President, Chief Supply Chain Officer	11/18/2025	8/31/2026	Sell 2,000 shares Exercise & sell 3,485 stock options
(1) The plan duration is until the date listed in this column or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 103

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information regarding executive officers of the Company required by Item 401 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Supplemental Item. Information About Out Executive Officers” at the end of Part I of this Annual Report on Form 10-K.
The information required by Item 401 of SEC Regulation S-K concerning the directors and nominees for director of the Company, together with a discussion of the specific experience, qualifications, attributes and skills that led the Board to conclude that the director or nominee should serve as a director at this time, will be located in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) in the section entitled “Proposal No. 1 – Election of Directors,” which information is incorporated herein by reference.
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 104

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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 105

PART IV
Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1): Financial Statements
The audited consolidated financial statements of The Hershey Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon, as required to be filed, are located under Item 8 of this Annual Report on Form 10-K.
Item 15(a)(2): Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for The Hershey Company and its subsidiaries for the years ended December 31, 2025, 2024 and 2023 is filed as part of this Annual Report on Form 10-K as required by Item 15(c).
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

3.2	The Company's By-laws, as amended and restated as of December 5, 2025, are incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 5, 2025.
4.1
The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1) 2.300% Notes due 2026 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated August 9, 2016).
2) 7.200% Debentures due 2027 (incorporated by reference to the Company’s Current Report on Form 8-K, dated August 11, 2015).
3) 4.550% Notes due 2028 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated February 24, 2025).
4) 4.250% Notes due 2028 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 4, 2023.
5) 2.450% Notes due 2029 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated October 31, 2019).
6) 4.750% Notes due 2030 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated February 24, 2025).
7) 1.700% Notes due 2030 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated June 1, 2020).
8) 4.950% Notes due 2032 (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated February 24, 2025).
9) 4.500% Notes due 2033 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated May 4, 2023.
10) 5.100% Notes due 2035 (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K, dated February 24, 2025).
11) 3.375% Notes due 2046 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated August 9, 2016).
12) 3.125% Notes due 2049 (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated October 31, 2019).

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 106

13) 2.650% Notes due 2050 (incorporated by reference from Exhibit 4.3 to the Company’s Report on Form 8-K, dated June 1, 2020.
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

10.5
Five Year Credit Agreement dated as of October 21, 2025, among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-syndication agents, Royal Bank of Canada and U.S. Bank National Association, as co-documentation agents, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., Citibank, N.A., RBC Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint book managers, is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 21, 2025.

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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 107

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

10.11(d)	Form of Notice of Special Award of Restricted Stock Units (Retention Equity), is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2025.+
10.11(e)
Form of Notice of Special Award of Restricted Stock Units (Replacement Equity), is incorporated by reference from Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q for the quarter ended March March 30, 2025.+

10.11(f)
Form of Notice of Special Award of Performance Stock Units (effective July 7, 2025), is incorporated by reference from Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2025. +

10.12(a)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (February 15, 2016 - February 21, 2017 version) is incorporated by reference from Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.12(b)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (February 22, 2017 - February 25, 2019 version) is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.12(c)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (February 26, 2019 - February 22, 2021 version) is incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.+

10.12(d)
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

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 108

10.20(b)
Employee Confidentiality and Restrictive Covenant Agreement, amended as of October 10, 2016, is incorporated by reference from Exhibit 10.21(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.20(c)
Employee Confidentiality and Restrictive Covenant Agreement, amended as of September 8, 2021, is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 4, 2021.+

10.21(a)
Executive Employment Agreement, effective as of March 1, 2017, by and between the Company and Michele G. Buck is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 24, 2017.+

10.21(b)
Executive Employment Agreement, Amended and Restated as of January 9, 2025, by and between The Hershey Company and Michele G. Buck, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 15, 2025.+

10.21(c)
Executive Employment Agreement, dated July 7, 2025, by and between The Hershey Company and Kirk Tanner, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2025.+

10.22
The Company’s Directors’ Compensation Plan, Amended and Restated as of January 1, 2025, is incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 18, 2025.+

19
The Hershey Company Insider Trading Policy, Amended and Restated as of February 27, 2023, is incorporated herein by reference from Exhibit 19 to the Company’s Annual Report on Form 10-K filed February 20, 2024.

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification of Kirk Tanner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Kirk Tanner, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	The Hershey Company Compensation Recovery Policy, effective October 2, 2023, is incorporated herein by reference from Exhibit 97 to the Company’s Annual Report on Form 10-K filed February 20, 2024.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K
#	Pursuant to Instruction 1 to Regulation S-T Rule 105(d), no hyperlink is required for any exhibit incorporated by reference that has not been filed with the SEC in electronic format

Item 16.     FORM 10-K SUMMARY
None.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 109

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of February, 2026.

THE HERSHEY COMPANY
(Registrant)

By:	/s/ STEVEN E. VOSKUIL
Steven E. Voskuil
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ KIRK TANNER	President and Chief Executive Officer	February 17, 2026
Kirk Tanner	(Principal Executive Officer)

/s/ STEVEN E. VOSKUIL	Senior Vice President, Chief Financial Officer	February 17, 2026
Steven E. Voskuil	(Principal Financial Officer)

/s/ JENNIFER L. MCCALMAN	Vice President, Chief Accounting Officer	February 17, 2026
Jennifer L. McCalman	(Principal Accounting Officer)

/s/ CHRISTOPHER W. BRANDT	Director	February 17, 2026
Christopher W. Brandt

/s/ TIMOTHY W. CUROE	Director	February 17, 2026
Timothy W. Curoe

/s/ MARY KAY HABEN	Director	February 17, 2026
Mary Kay Haben

/s/ HUONG MARIA T. KRAUS	Chairman of the Board, Director	February 17, 2026
Huong Maria T. Kraus

/s/ DEIRDRE A. MAHLAN	Director	February 17, 2026
Deirdre A. Mahlan

/s/ BARRY J. NALEBUFF	Director	February 17, 2026
Barry J. Nalebuff

/s/ KEVIN M. OZAN	Director	February 17, 2026
Kevin M. Ozan

/s/ MARIE QUINTERO-JOHNSON	Director	February 17, 2026
Marie Quintero-Johnson

/s/ CORDEL ROBBIN-COKER	Director	February 17, 2026
Cordel Robbin-Coker

/s/ HAROLD SINGLETON III	Director	February 17, 2026
Harold Singleton III

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 110

THE HERSHEY COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2025, 2024 and 2023

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
In thousands of dollars

For the year ended December 31, 2025
Allowances deducted from assets
Accounts receivable—trade, net (a)	$40,487	$127,053	$—	$(147,496)	$20,044
Valuation allowance on net deferred taxes (b)	117,239	35,989	—	(8,176)	145,052
Inventory obsolescence reserve (c)	44,705	30,263	—	(31,580)	43,388
Total allowances deducted from assets	$202,431	$193,305	$—	$(187,252)	$208,484

For the year ended December 31, 2024
Allowances deducted from assets
Accounts receivable—trade, net (a)	$31,663	$238,284	$—	$(229,460)	$40,487
Valuation allowance on net deferred taxes (b)	114,149	19,801	—	(16,711)	117,239
Inventory obsolescence reserve (c)	41,839	48,548	—	(45,682)	44,705
Total allowances deducted from assets	$187,651	$306,633	$—	$(291,853)	$202,431

For the year ended December 31, 2023
Allowances deducted from assets
Accounts receivable—trade, net (a)	$26,001	$248,022	$—	$(242,360)	$31,663
Valuation allowance on net deferred taxes (b)	137,531	6,927	—	(30,309)	114,149
Inventory obsolescence reserve (c)	29,354	73,687	—	(61,202)	41,839
Total allowances deducted from assets	$192,886	$328,636	$—	$(333,871)	$187,651

(a) Includes allowances for doubtful accounts, anticipated discounts and write-offs of uncollectible accounts receivable.
(b) Includes adjustments to the valuation allowance for deferred tax assets that we do not expect to realize, as well as the release of valuation allowances.
(c) Includes adjustments to the inventory reserve, transfers, disposals and write-offs of obsolete inventory.

Table of Contents	The Hershey Company | 2025 Form 10-K | Page 111