Form 10-Q
period 2026-03-29
HERSHEY CO
filed 2026-04-30
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
Common Stock, one dollar par value—148,229,858 shares, as of April 27, 2026.
Class B Common Stock, one dollar par value—54,613,514 shares, as of April 27, 2026.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended March 29, 2026

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 29, 2026	March 30, 2025
Net sales	$3,104,167	$2,805,419
Cost of sales	1,881,436	1,861,152
Gross profit	1,222,731	944,267
Selling, marketing and administrative expense	576,040	558,672
Business realignment costs	5,998	16,374
Operating profit	640,693	369,221
Interest expense, net	49,818	44,622
Other (income) expense, net	(1,820)	945
Income before income taxes	592,695	323,654
Provision for income taxes	157,590	99,451
Net income	$435,105	$224,203

Net income per share—basic:
Common stock	$2.19	$1.14
Class B common stock	$1.99	$1.03

Net income per share—diluted:
Common stock	$2.13	$1.10
Class B common stock	$1.99	$1.03

Dividends paid per share:
Common stock	$1.452	$1.370
Class B common stock	$1.320	$1.245

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended
	March 29, 2026			March 30, 2025
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$435,105			$224,203
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$(5,117)		(5,117)	$9,904	$—	9,904
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and service cost	(54)	3	(51)	(46)	(32)	(78)
Reclassification to earnings	1,994	(484)	1,510	2,883	(694)	2,189
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(2,186)	43	(2,143)	(125)	(152)	(277)
Reclassification to earnings	4,431	(1,191)	3,240	946	(93)	853
Total other comprehensive income (loss), net of tax	$(932)	$(1,629)	(2,561)	$13,562	$(971)	12,591
Comprehensive income			$432,544			$236,794

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 29, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$876,976	$925,859
Accounts receivable—trade, net	974,555	729,547
Inventories	1,429,124	1,429,254
Prepaid expenses and other	487,856	504,239
Total current assets	3,768,511	3,588,899
Property, plant and equipment, net	3,489,162	3,529,608
Goodwill	2,994,696	2,996,005
Other intangibles	2,450,391	2,475,698
Other non-current assets	1,111,645	1,123,285
Deferred income taxes	26,888	27,802
Total assets	$13,841,293	$13,741,297
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,303,703	$1,255,701
Accrued liabilities	926,173	970,597
Accrued income taxes	136,359	63,725
Short-term debt	169,455	218,546
Current portion of long-term debt	504,081	503,327
Total current liabilities	3,039,771	3,011,896
Long-term debt	4,684,363	4,681,194
Other long-term liabilities	676,847	731,917
Deferred income taxes	706,464	679,540
Total liabilities	9,107,445	9,104,547

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2026 and 2025	—	—
Common stock, shares issued: 166,939,511 at March 29, 2026 and December 31, 2025	166,939	166,939
Class B common stock, shares issued: 54,613,514 at March 29, 2026 and December 31, 2025	54,614	54,614
Additional paid-in capital	1,435,194	1,426,651
Retained earnings	5,643,428	5,495,449
Treasury—common stock shares, at cost: 18,715,197 at March 29, 2026 and 18,713,369 at December 31, 2025	(2,316,416)	(2,259,553)
Accumulated other comprehensive loss	(249,911)	(247,350)
Total stockholders’ equity	4,733,848	4,636,750
Total liabilities and stockholders’ equity	$13,841,293	$13,741,297

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2026	March 30, 2025
Operating Activities
Net income	$435,105	$224,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,002	119,564
Stock-based compensation expense	17,132	13,559
Deferred income taxes	26,163	(12,202)
Unrealized losses on derivative contracts	105,204	270,794
Other	24,891	18,272
Changes in assets and liabilities, net of business acquisition:
Accounts receivable—trade, net	(247,560)	(73,044)
Inventories	(4,244)	(207,243)
Prepaid expenses and other current assets	(135,733)	(339,155)
Accounts payable and accrued liabilities	21,215	335,640
Accrued income taxes	119,049	80,174
Contributions to pension and other benefit plans	(3,337)	(3,126)
Other assets and liabilities	(22,081)	(30,754)
Net cash provided by operating activities	468,806	396,682
Investing Activities
Capital additions (including software)	(114,598)	(145,527)
Receipts related to equity investments in tax credit qualifying partnerships	3,648	3,558
Other investing activities	(6,174)	(5,017)
Net cash used in investing activities	(117,124)	(146,986)
Financing Activities
Net decrease in short-term debt	(48,001)	(1,165,724)
Long-term borrowings, net of debt issuance costs	—	1,986,026
Repayment of long-term debt and finance leases	(1,606)	(1,797)
Cash dividends paid	(287,997)	(271,594)
Repurchase of common stock	(69,270)	—
Proceeds from exercised stock options	14,998	2,738
Taxes withheld and paid on employee stock awards	(10,968)	(12,573)
Net cash (used in) provided by financing activities	(402,844)	537,076
Effect of exchange rate changes on cash and cash equivalents	2,279	(2,266)
Net (decrease) increase in cash and cash equivalents	(48,883)	784,506
Cash and cash equivalents, beginning of period	925,859	730,746
Cash and cash equivalents, end of period	$876,976	$1,515,252
Supplemental Disclosure
Interest paid	$70,003	$38,366
Income taxes paid	24,394	38,918

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 5

HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 29, 2026 and March 30, 2025
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2025	$—	$166,939	$54,614	$1,426,651	$5,495,449	$(2,259,553)	$(247,350)	$4,636,750
Net income					435,105			435,105
Other comprehensive loss							(2,561)	(2,561)
Dividends (including dividend equivalents):
Common Stock, $1.452 per share					(215,036)			(215,036)
Class B Common Stock, $1.320 per share					(72,090)			(72,090)
Stock-based compensation				15,074				15,074
Exercise of stock options and incentive-based transactions				(6,531)		12,407		5,876
Repurchase of common stock (including excise tax)						(69,270)		(69,270)
Balance, March 29, 2026	$—	$166,939	$54,614	$1,435,194	$5,643,428	$(2,316,416)	$(249,911)	$4,733,848

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2024	$—	$166,939	$54,614	$1,377,226	$5,698,316	$(2,278,551)	$(303,890)	$4,714,654
Net income					224,203			224,203
Other comprehensive loss							12,591	12,591
Dividends (including dividend equivalents):
Common Stock, $1.370 per share					(202,460)			(202,460)
Class B Common Stock, $1.245 per share					(67,994)			(67,994)
Stock-based compensation				13,647				13,647
Exercise of stock options and incentive-based transactions				(18,736)		8,991		(9,745)
Balance, March 30, 2025	$—	$166,939	$54,614	$1,372,137	$5,652,065	$(2,269,560)	$(291,299)	$4,684,896

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 6

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
Operating results for the quarter ended March 29, 2026 may not be indicative of the results that may be expected for the year ending December 31, 2026 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 7

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

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 8

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Other intangible assets include the following estimated useful lives and values:

	Estimated Useful Life	Initial Allocation
Trademarks	Indefinite	$303,000
Customer relationships	20 years	301,500
Other intangible assets		$604,500

Sour Strips
On November 8, 2024, we completed the acquisition of the Sour Strips brand from Actual Candy, LLC. Sour Strips is an emerging sour candy brand and is available in a wide range of food distribution channels in the United States. The initial cash consideration paid for Sour Strips was deemed immaterial and consisted of cash on hand and short-term borrowings; however, the Company may be required to pay additional contingent consideration if certain defined targets are met over a multi-year period. We paid a portion of contingent consideration in April 2026. Acquisition-related costs for the Sour Strips acquisition were immaterial.
The acquisition has been accounted for as a business combination and, accordingly, Sour Strips has been included within the North America Confectionery segment from the date of acquisition. The purchase consideration, inclusive of the acquisition date fair value of the contingent consideration, was allocated to minimal net assets acquired, goodwill and other intangible assets. The purchase price allocation was finalized as of the second quarter of 2025 and includes an immaterial amount of measurement period adjustments. The measurement period adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired and liabilities assumed, specifically, post-closing adjustments to the working capital acquired.
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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the three months ended March 29, 2026 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Balance at December 31, 2025	$2,039,098	$946,143	$10,764	$2,996,005
Foreign currency translation	(1,270)	—	(39)	(1,309)
Balance at March 29, 2026	$2,037,828	$946,143	$10,725	$2,994,696

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 9

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	March 29, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,803,394	$(348,780)	$1,803,973	$(335,974)
Customer-related	855,173	(197,512)	855,556	(185,995)
Patents	7,849	(7,849)	7,944	(7,944)
Total	2,666,416	(554,141)	2,667,473	(529,913)

Intangible assets not subject to amortization:
Trademarks	338,116		338,138
Total other intangible assets	$2,450,391		$2,475,698
Total amortization expense for the three months ended March 29, 2026 and March 30, 2025 was $24,974 and $20,568, respectively.
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. As of March 29, 2026, we maintained a $1.875 billion unsecured revolving credit facility with the option to increase the aggregate amount of the commitments by up to $1 billion with the consent of the lenders. The credit facility is scheduled to expire on October 21, 2030; however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility.
The credit agreements governing the credit facility contain certain financial and other covenants, customary representations, warranties and events of default. As of March 29, 2026, we were in compliance with all covenants pertaining to the credit facility, and we had no significant compensating balance agreements that legally restricted access to these funds. For more information, refer to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $169,455 at March 29, 2026 and $218,546 at December 31, 2025. Commitment fees relating to our revolving credit facility and lines of credit are not material.
As of March 29, 2026 and December 31, 2025, we had no outstanding commercial paper.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 10

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	March 29, 2026	December 31, 2025
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
4.550% Notes	February 24, 2028	500,000	500,000
4.250% Notes	May 4, 2028	350,000	350,000
2.450% Notes	November 15, 2029	300,000	300,000
4.750% Notes	February 24, 2030	500,000	500,000
1.700% Notes	June 1, 2030	350,000	350,000
4.950% Notes	February 24, 2032	500,000	500,000
4.500% Notes	May 4, 2033	400,000	400,000
5.100% Notes	February 24, 2035	500,000	500,000
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		76,141	73,510
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(31,336)	(32,628)
Total long-term debt		5,188,444	5,184,521
Less—current portion		504,081	503,327
Long-term portion		$4,684,363	$4,681,194
Interest Expense
Net interest expense consists of the following:

	Three Months Ended
	March 29, 2026	March 30, 2025
Interest expense	$56,876	$54,916
Capitalized interest	(2,126)	(4,309)
Interest expense	54,750	50,607
Interest income	(4,932)	(5,985)
Interest expense, net	$49,818	$44,622

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 11

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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $925,182 as of March 29, 2026 and $973,083 as of December 31, 2025.
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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 18 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $157,838 at March 29, 2026 and $223,962 at December 31, 2025. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $63,653 at March 29, 2026 and $59,970 at December 31, 2025. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative (“SM&A”) expense, depending on the nature of the underlying exposure.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in SM&A expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at March 29, 2026 and December 31, 2025 was $37,119 and $35,896, respectively.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 12

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of March 29, 2026 and December 31, 2025:

	March 29, 2026		December 31, 2025
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$1,458	$3,638	$691	$3,095

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	9,176	122,402	465	20,829
Deferred compensation derivatives	—	3,270	775	—
Foreign exchange contracts	20	277	1,752	—
	9,196	125,949	2,992	20,829
Total	$10,654	$129,587	$3,683	$23,924

(1)Derivative assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of March 29, 2026, amounts reflected on a net basis in liabilities were assets of $96,101 and liabilities of $214,024, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2025 were assets of $46,467 and liabilities of $63,531. At March 29, 2026 and December 31, 2025, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended March 29, 2026 and March 30, 2025 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2026	2025	2026	2025	2026	2025
Commodities futures and options	$(28,909)	$(53,857)	$—	$—	$—	$—
Foreign exchange contracts	(1,694)	3,951	(2,186)	(125)	(2,410)	1,354
Interest rate swap agreements	—	—	—	—	(2,021)	(2,300)
Deferred compensation derivatives	(3,270)	(1,886)	—	—		—
Total	$(33,873)	$(51,792)	$(2,186)	$(125)	$(4,431)	$(946)

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
The amount of pre-tax net loss on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $2,686 as of March 29, 2026. This amount is primarily associated with interest rate swap agreements.
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

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 14

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of March 29, 2026 and December 31, 2025:

	Assets / Liabilities
	Level 1	Level 2	Level 3	Total
March 29, 2026:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$1,478	$—	$1,478
Commodities futures and options (3)	$9,176	$—	$—	$9,176
Liabilities:
Foreign exchange contracts (1)	$—	$3,915	$—	$3,915
Deferred compensation derivatives (2)	—	3,270	—	3,270
Commodities futures and options (3)	$122,402	$—	$—	$122,402
December 31, 2025:
Assets:
Foreign exchange contracts (1)	$—	$2,443	$—	$2,443
Deferred compensation derivatives (2)	$—	$—	$—	$—
Commodities futures and options (3)	$465	$—	$—	$465
Liabilities:
Foreign exchange contracts (1)	$—	$3,095	$—	$3,095
Deferred compensation derivatives (3)	—	775	—	775
Commodities futures and options (3)	$20,829	$—	$—	$20,829
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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of March 29, 2026 and December 31, 2025 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	March 29, 2026	December 31, 2025	March 29, 2026	December 31, 2025
Current portion of long-term debt	$500,727	$498,788	$504,081	$503,327
Long-term debt	4,295,344	4,373,815	4,684,363	4,681,194
Total	$4,796,071	$4,872,603	$5,188,444	$5,184,521

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 15

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
2025 Activity
In connection with the acquisition of LesserEvil in 2025, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and the relief-from-royalty, a form of the multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Additionally, we estimated the fair value of the contingent consideration using a Monte Carlo simulation model.
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

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of lease expense for the three months ended March 29, 2026 and March 30, 2025 were as follows:

		Three Months Ended
Lease expense	Classification	March 29, 2026	March 30, 2025
Operating lease cost	Cost of sales or SM&A (1)	$16,382	$14,211
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	2,224	2,250
Interest on lease liabilities	Interest expense, net	1,169	1,134
Net lease cost (2)		$19,775	$17,595
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Information regarding our lease terms and discount rates were as follows:

	March 29, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	10.2	10.2
Finance leases	24.2	25.2

Weighted-average discount rate
Operating leases	4.6%	4.6%
Finance leases	6.2%	6.3%

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	March 29, 2026	December 31, 2025
Assets
Operating lease ROU assets	Other non-current assets	$312,599	$325,345

Finance lease ROU assets, at cost	Property, plant and equipment, gross	85,056	83,714
Accumulated amortization	Accumulated depreciation	(25,987)	(26,073)
Finance lease ROU assets, net	Property, plant and equipment, net	59,069	57,641

Total leased assets		$371,668	$382,986

Liabilities
Current
Operating	Accrued liabilities	$49,676	$49,583
Finance	Current portion of long-term debt	5,213	4,499
Non-current
Operating	Other long-term liabilities	273,573	285,925
Finance	Long-term debt	70,928	69,011
Total lease liabilities		$399,390	$409,018

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 17

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The maturities of our lease liabilities as of March 29, 2026 were as follows:

	Operating leases	Finance leases	Total
2026 (rest of year)	$47,528	$7,468	$54,996
2027	61,276	8,440	69,716
2028	42,684	7,186	49,870
2029	38,739	4,510	43,249
2030	32,006	4,339	36,345
Thereafter	190,434	129,333	319,767
Total lease payments	412,667	161,276	573,943
Less: Imputed interest	89,418	85,135	174,553
Total lease liabilities	$323,249	$76,141	$399,390

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,931	$13,538
Operating cash flows from finance leases	1,169	1,134
Financing cash flows from finance leases	1,615	1,798

ROU assets obtained in exchange for lease liabilities:
Operating leases	$—	$29,501
Finance leases	4,352	62
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
Both equity method investments and cost, less impairment, investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates were $179,399 and $176,567 as of March 29, 2026 and December 31, 2025, respectively.
9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 18

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
Since inception through March 29, 2026, we recognized total costs associated with the AAA Initiative of $190,295. These charges predominantly included employee severance and related separation benefits related to workforce reductions and third-party costs supporting the design and implementation of the new organizational structure, as well as technology capability costs. The costs and related benefits of the AAA Initiative predominantly relates to the North America Confectionery segment and Corporate. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Selling, marketing and administrative expense	7,360	9,480
Business realignment costs	5,998	16,374
Costs associated with business realignment activities	$13,358	$25,854
Costs recorded by program during the three months ended March 29, 2026 and March 30, 2025 related to these activities were as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Advancing Agility & Automation Initiative:
Severance and employee benefit costs	$5,998	$16,374
Other program costs	7,360	9,480
Total	$13,358	$25,854
The following table presents the liability activity for costs qualifying as exit and disposal costs for the three months ended March 29, 2026:

Total
Liability balance at December 31, 2025 (1)	$8,590
2026 business realignment charges (2)	5,998
Cash payments	(1,894)
Liability balance at March 29, 2026 (1)	$12,694
(1)The liability balances reflected above are reported within accrued liabilities and other long-term liabilities.
(2)The costs reflected in the liability roll-forward represent employee-related charges.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the three months ended March 29, 2026 and March 30, 2025 were 26.6% and 30.7%, respectively. Relative to the statutory rate, the 2026 effective tax rate was primarily impacted by foreign rate differential and state taxes.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Mexico, Canada, and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA introduces changes to United States tax policy, trade regulations, and federal spending priorities. Key provisions include the extension and modification of tax provisions from the 2017 Tax Cuts and Jobs Act, modification of certain energy-related tax credits and incentives, and timing of deductions related to certain domestic expenses. The OBBBA did not have a material impact on the Company’s consolidated financial statements for the three months ended March 29, 2026.
Organization for Economic Cooperation Development
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) introduced Global Anti-Base Erosion and Profit Shifting Pillar Two regulations which aim to ensure that multi-national entities that exceed the threshold revenue levels are subject to a minimum effective tax rate of 15% in jurisdictions where they operate. The Company is subject to OECD Pillar Two regulations, in certain jurisdictions which have enacted legislation, which may result in additional tax liabilities in jurisdictions where the effective tax rate falls below the 15% threshold. The Company has evaluated and will continue to monitor the impact of these new rules, including the OECD’s “Side by Side” administrative guidance released in January 2026, but does not anticipate that they will have a material impact on the Company’s effective tax rate.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 20

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended March 29, 2026 and March 30, 2025 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Service cost	$2,977	$3,502	$30	$27
Interest cost	8,005	9,220	1,254	1,228
Expected return on plan assets	(12,362)	(12,011)	—	—
Amortization of prior service credit	(755)	(889)	(97)	(96)
Amortization of net loss	1,856	3,553	990	315
Total net periodic benefit cost	$(279)	$3,375	$2,177	$1,474
We made contributions of $465 and $2,872 to our pension plans and other benefits plans, respectively, during the first quarter of 2026. In the first quarter of 2025, we made contributions of $689 and $2,437 to our pension plans and other benefit plans, respectively. The contributions in 2026 and 2025 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
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

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 21

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Pre-tax compensation expense	$17,132	$13,559
Related income tax benefit	4,557	3,308
Compensation expenses for stock compensation plans are primarily included in SM&A expense. As of March 29, 2026, total stock-based compensation expense related to non-vested awards not yet recognized was $132,516 and the weighted-average period over which this amount is expected to be recognized was approximately 2.0 years.
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

A summary of activity relating to grants of stock options for the period ended March 29, 2026 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	368,560	$110.30	2.2 years
Exercised	(158,058)	$100.34
Outstanding as of March 29, 2026	210,066	$117.52	2.4 years	$20,340
Options exercisable as of March 29, 2026	204,603	$115.90	2.2 years	$20,131
No options were granted for the periods ended March 29, 2026 and March 30, 2025.
The total intrinsic value of options exercised was $17,893 and $1,833 for the periods ended March 29, 2026 and March 30, 2025, respectively.
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the three months ended March 29, 2026 and March 30, 2025 can range from 0% to 250% of the targeted amounts.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 22

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
During the three months ended March 29, 2026 and March 30, 2025, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.
We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended March 29, 2026 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,038,893	$192.64
Granted	297,233	$235.79
Performance assumption change (1)	31,199	$554.65
Vested	(214,703)	$228.52
Forfeited	(19,674)	$190.73
Outstanding as of March 29, 2026	1,132,948	$207.19
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

	Three Months Ended
	March 29, 2026	March 30, 2025
Units granted	297,233	420,478
Weighted-average fair value at date of grant	$235.79	$166.02
Monte Carlo simulation assumptions:
Estimated values	$128.04	$65.27
Dividend yields	2.5%	3.3%
Expected volatility	24.6%	21.7%

The fair value of shares vested totaled $47,478 and $46,251 for the periods ended March 29, 2026 and March 30, 2025, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 237,602 units as of March 29, 2026. Each unit is equivalent to one share of the Company’s Common Stock.
13. SEGMENT INFORMATION
The Company reports its operations through three segments: (i) North America Confectionery, (ii) North America Salty Snacks and (iii) International. This organizational structure aligns with how our Chief Operating Decision Maker (“CODM”), Kirk Tanner, President and Chief Executive Officer, manages our business, including resource allocation and performance assessment, and further aligns with our product categories and the key markets we serve.
•North America Confectionery – This segment is responsible for our traditional chocolate and non-chocolate confectionery market position in the United States and Canada. This includes our business in chocolate and

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 23

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

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 24

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings for the three months ended March 29, 2026 and March 30, 2025 were as follows:

For the three months ended March 29, 2026	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$2,489,918	$350,070	$264,179	$3,104,167
Cost of sales	1,402,465	248,517	200,270
SM&A expense	295,075	67,253	48,646
Total segment income	$792,378	$34,300	$15,263	$841,941
Unallocated corporate expense (1)				157,706
Unallocated mark-to-market losses on commodity derivatives				30,184
Costs associated with business realignment activities (see Note 9)				13,358
Operating profit				$640,693
Interest expense, net (see Note 4)				49,818
Other (income) expense, net (see Note 17)				(1,820)
Income before income taxes				$592,695

For the three months ended March 30, 2025	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$2,300,140	$277,798	$227,481	$2,805,419
Cost of sales	1,315,076	180,638	153,984
SM&A expense	288,690	55,307	44,771
Total segment income	$696,374	$41,853	$28,726	$766,953
Unallocated corporate expense (1)				160,425
Unallocated mark-to-market losses on commodity derivatives				211,453
Costs associated with business realignment activities (see Note 9)				25,854
Operating profit				$369,221
Interest expense, net (see Note 4)				44,622
Other (income) expense, net (see Note 17)				945
Income before income taxes				$323,654
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

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Net losses on mark-to-market valuation of commodity derivative positions recognized in income	$28,909	$53,857
Net gains on commodity derivative positions reclassified from unallocated to segment income	1,275	157,596
Net losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative losses	$30,184	$211,453

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 25

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

As of March 29, 2026, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $380,047. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax gains on commodity derivatives of $261,284 to segment operating results in the next twelve months.
Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
North America Confectionery	$77,517	$69,773
North America Salty Snacks	26,056	21,846
International	7,397	6,185
Corporate	22,032	21,760
Total	$133,002	$119,564

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Net sales:
United States	$2,711,473	$2,467,754
All other countries	392,694	337,665
Total	$3,104,167	$2,805,419
14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Three Months Ended March 29, 2026
	Shares	Dollars
		In thousands
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	300,000	69,270
Shares issued for stock options and incentive compensation	(298,172)	$(12,407)
Total net share repurchases	1,828	56,863
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

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 26

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

	Three Months Ended
	March 29, 2026		March 30, 2025
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$215,907	$72,090	$203,600	$67,994
Allocation of undistributed earnings	110,268	36,840	(35,496)	(11,895)
Total earnings—basic	$326,175	$108,930	$168,104	$56,099

Denominator (shares in thousands):
Total weighted-average shares—basic	148,606	54,614	148,097	54,614

Earnings Per Share—basic	$2.19	$1.99	$1.14	$1.03

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$326,175	$108,930	$168,104	$56,099
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	108,930	—	56,099	—
Reallocation of undistributed earnings	—	(132)	—	26
Total earnings—diluted	$435,105	$108,798	$224,203	$56,125

Denominator (shares in thousands):
Number of shares used in basic computation	148,606	54,614	148,097	54,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	54,614	—	54,614	—
Employee stock options	120	—	196	—
Performance and restricted stock units	591	—	234	—
Total weighted-average shares—diluted	203,931	54,614	203,141	54,614

Earnings Per Share—diluted	$2.13	$1.99	$1.10	$1.03
The earnings per share calculations for the three months ended March 29, 2026 and March 30, 2025 excluded 14 and 27 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 27

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	(1,109)	1,320
Other (income) expense, net	(711)	(375)
Total	$(1,820)	$945

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain asset accounts included within our Consolidated Balance Sheets are as follows:

	March 29, 2026	December 31, 2025
Inventories:
Raw materials	$854,748	$762,391
Goods in process	344,629	294,374
Finished goods	924,985	1,074,690
Inventories at First In First Out	2,124,362	2,131,455
Adjustment to Last In First Out	(695,238)	(702,201)
Total inventories	$1,429,124	$1,429,254

Prepaid expenses and other:
Prepaid expenses	$163,412	$201,527
Other current assets	324,444	302,712
Total prepaid expenses and other	$487,856	$504,239

Property, plant and equipment:
Land	$199,454	$199,559
Buildings	2,110,533	2,102,794
Machinery and equipment	4,530,712	4,515,447
Construction in progress	334,738	324,998
Property, plant and equipment, gross	7,175,437	7,142,798
Accumulated depreciation	(3,686,275)	(3,613,190)
Property, plant and equipment, net	$3,489,162	$3,529,608

Other non-current assets:
Pension	$62,390	$64,520
Capitalized software, net	341,430	351,285
Operating lease ROU assets	312,599	325,345
Investments in unconsolidated affiliates	179,399	176,567
Other non-current assets	215,827	205,568
Total other non-current assets	$1,111,645	$1,123,285

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 29

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of certain liability and stockholders’ equity accounts included within our Consolidated Balance Sheets are as follows:
	March 29, 2026	December 31, 2025
Accounts payable:
Accounts payable—trade	$986,784	$831,204
Supplier finance program obligations	265,776	300,332
Other	51,143	124,165
Total accounts payable	$1,303,703	$1,255,701

Accrued liabilities:
Payroll, compensation and benefits	$177,385	$311,241
Advertising, promotion and product allowances	448,865	373,940
Operating lease liabilities	49,676	49,583
Other	250,247	235,833
Total accrued liabilities	$926,173	$970,597

Other long-term liabilities:
Post-retirement benefits liabilities	$96,390	$98,101
Pension benefits liabilities	37,075	42,987
Operating lease liabilities	273,573	285,925
Other	269,809	304,904
Total other long-term liabilities	$676,847	$731,917

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(141,624)	$(136,508)
Pension and post-retirement benefit plans, net of tax	(106,161)	(107,620)
Cash flow hedges, net of tax	(2,126)	(3,222)
Total accumulated other comprehensive loss	$(249,911)	$(247,350)

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 30

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. This MD&A should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2026 (“this Quarterly Report on Form 10-Q”). This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2025 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
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
Business Acquisition
On November 18, 2025, we completed the acquisition of LesserEvil, LLC (“LesserEvil”), previously a privately held company that produces and sells organic popcorn and puffed snack products to retailers and distributors in the United States and Canada. The acquisition complements Hershey’s existing portfolio and increases manufacturing capacity.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 31

TRENDS AFFECTING OUR BUSINESS
Throughout the first three months of 2026, we experienced net sales growth and positive consumer sentiment for our brands, despite the persistent dynamic macro environment, which continues to put pressure on our business. Specifically, higher manufacturing and supply costs continue to challenge the business and drive incremental cost to our business (see Consolidated Results of Operations included in this MD&A). Additionally, we utilize many exchange traded commodities for our business that are subject to price volatility, specifically cocoa products, which has continued to improve during the first three months of 2026 (see Part I, Item 3 - Quantitative and Qualitative Disclosures about Market Risk included in this Quarterly Report on Form 10-Q).
Furthermore, changes in global trade policies, including tariffs on U.S. imports, and certain geopolitical events, specifically the conflict in the Middle East, continue to increase global economic and political uncertainty. We are continuing to monitor the ongoing regulations related to tariffs, specifically, goods imported into the U.S. from Canada, Mexico and other countries, as well as export markets, as it was ruled by the International Emergency Economic Powers Act on February 20, 2026, that while certain tariffs imposed by the current U.S. administration do remain in full effect, there are other tariffs imposed that were deemed to not have such authority to do so. Therefore, companies now may have considerations around refund requests and as such, the Company is currently assessing the potential for refunds and the impact refunds may have on our results of operations. As such, the scope and length of tariffs, including their effects on the broader economy and our business, remain uncertain, but we expect tariff expense to continue to negatively impact our results of operations. Additionally, we are actively monitoring the evolving conflict in the Middle East and the potential impact on our business. For the first three months of 2026, this conflict did not have a material impact on our commodity prices or supply availability. However, we are continuing to monitor for any significant escalation or expansion of economic or supply chain disruptions or broader inflationary costs, which may result in material adverse effects on our results of operations.
As of March 29, 2026, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements in both the short-term and in the long-term; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).
Based on the length and severity of the fluctuating macroeconomic environment, including price volatility for our commodities, fluctuations in consumer shopping and consumption behavior, and ongoing changes in geopolitical events, including the imposition of tariffs and retaliatory tariffs, as well as the conflict in the Middle East, we may continue to experience increasing supply chain costs, higher inflation and other impacts to our business. We will continue to evaluate the nature and extent of these evolving impacts on our business, consolidated results of operations, segment results, liquidity and capital resources.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 32

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 29, 2026	March 30, 2025	Percent Change
In millions of dollars except per share amounts
Net sales	$3,104.2	$2,805.4	10.6%
Cost of sales	1,881.4	1,861.1	1.1%
Gross profit	1,222.7	944.3	29.5%
Gross margin	39.4%	33.7%
Selling, marketing & administrative (“SM&A”) expenses	576.0	558.7	3.1%
SM&A expense as a percent of net sales	18.6%	19.9%
Business realignment activities	6.0	16.4	(63.4)%
Operating profit	640.7	369.2	73.5%
Operating profit margin	20.6%	13.2%
Interest expense, net	49.8	44.6	11.6%
Other (income) expense, net	(1.8)	0.9	NM
Provision for income taxes	157.6	99.5	58.5%
Effective income tax rate	26.6%	30.7%
Net income	$435.1	$224.2	94.1%
Net income per share—diluted	$2.13	$1.10	93.6%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - First Quarter 2026 vs. First Quarter 2025
Net Sales
Net sales were $3,104.2 million in the first quarter of 2026 compared to $2,805.4 million in the same period of 2025, an increase of $298.8 million, or 10.6%. The net sales increase reflects a favorable price realization of approximately 10% primarily related to pricing actions within the North America Confectionery and International segments. Additionally, the 2025 acquisition of LesserEvil contributed a 2% benefit, with an additional 1% benefit being provided by foreign currency exchange rates. The increase was partially offset by a volume decrease of approximately 2%, primarily driven by declines in North America Confectionery and International segments, which more than offset the volume growth in the North America Salty Snacks segment.
Key U.S. Marketplace Metrics
For the first quarter of 2026, our total U.S. retail takeaway increased 9.3% in the expanded multi-outlet combined plus convenience store channels (MULO+ w/ Convenience), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway increased 8.1%, despite a CMG market share decline. Our Salty consumer takeaway, excluding LesserEvil, increased 9.8% in the first quarter of 2026 and experienced a Salty, excluding LesserEvil, market share increase.
The consumer takeaway and market share information reflect measured channels of distribution accounting for approximately 90% of our U.S. confectionery and salty snack retail businesses. These channels of distribution primarily include food, drug, mass merchandisers and convenience store channels, partial dollar, club and military channels. These metrics are based on measured market scanned purchases as reported by Circana, the Company’s market insights and analytics provider, and provide a means to assess our retail takeaway and market position relative to the overall category.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 33

Cost of Sales and Gross Margin
Cost of sales were $1,881.4 million in the first quarter 2026 compared to $1,861.1 million in the same period of 2025, an increase of $20.3 million, or 1.1%. The increase was driven by $269.9 million of higher costs, predominantly due to unfavorable commodity and tariff costs. The increase was partially offset by declines of $249.6 million, primarily due to supply chain productivity and transformation program net savings and $24.9 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases (See Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q for more information).
Gross margin was 39.4% in the first quarter of 2026 compared to 33.7% in the same period of 2025, an increase of 570 basis points. The increase was driven by favorable net price realization partially offset by unfavorable supply chain and tariff costs and volume declines.
SM&A Expenses
SM&A expenses were $576.0 million in the first quarter of 2026 compared to $558.7 million in the same period of 2025, an increase of $17.3 million, or 3.1%. Total advertising and related consumer marketing expenses increased 5.8%, driven by investments in advertising and related consumer marketing expenses in the North America Salty Snacks and International segments. SM&A expenses, excluding advertising and related consumer marketing, increased 1.8% in the first quarter of 2026, driven by higher capability and technology investments, partially offset by lower compensation and benefit costs and lower consulting fees, as well as net savings related to to our AAA Initiative versus the prior year.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Excluding the portion recorded within Cost of Sales and SM&A expenses (as noted above), we recorded business realignment costs of $6.0 million during the first quarter of 2026 versus $16.4 million in the first quarter of 2025. The costs related to the AAA Initiative, which commenced in 2024, focused on leveraging new technology to improve supply chain and manufacturing-related spend, and optimize selling, general and administrative expenses. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit was $640.7 million in the first quarter of 2026 compared to $369.2 million in the same period of 2025, an increase of $271.5 million, or 73.5%. The increase was primarily due to higher gross profit as well as lower business realignment expenses, partially offset by increased SM&A expenses, as noted above. Operating profit margin increased to 20.6% in 2026 from 13.2% in 2025, driven by the same factors noted above that resulted in higher gross margin for the period.
Interest Expense, Net
Net interest expense was $49.8 million in the first quarter of 2026 compared to $44.6 million in the same period of 2025, an increase of $5.2 million, or 11.6%. The increase was primarily due to the timing of the February 2025 debt issuance.
Other (Income) Expense, Net
Other (income) expense, net was income of $1.8 million in the first quarter of 2026 versus expense of $0.9 million in the first quarter of 2025, a change of $2.7 million. The decrease in net expense was predominantly driven by a decrease of $2.4 million of non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans in the first quarter of 2026 versus the same period of 2025.
Income Taxes and Effective Tax Rate
The effective income tax rate was 26.6% for the first quarter of 2026 compared with 30.7% for the first quarter of 2025. Relative to the 21% statutory rate, the 2026 and 2025 effective tax rates were primarily impacted by state taxes and foreign tax differential.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 34

Net Income and Earnings Per Share-diluted
Net income was $435.1 million in the first quarter of 2026 compared to $224.2 million in the same period of 2025, an increase of $210.9 million, or 94.1%. EPS-diluted was $2.13 in the first quarter of 2026 compared to $1.10 in the first quarter of 2025, an increase of $1.03, or 93.6%. The increase in both net income and EPS-diluted was driven by higher gross profit, lower business realignment costs and lower other (income) expense, partially offset by higher SM&A expenses, higher interest expense, and higher income taxes. Higher income taxes were driven by higher income before income taxes, partially offset by a lower effective tax rate.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 35

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
Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
In millions of dollars
Net Sales:
North America Confectionery	$2,489.9	$2,300.1
North America Salty Snacks	350.1	277.8
International	264.2	227.5
Total	$3,104.2	$2,805.4

Segment Income:
North America Confectionery	$792.4	$696.4
North America Salty Snacks	34.3	41.9
International	15.3	28.7
Total segment income	841.9	767.0
Unallocated corporate expense (1)	157.7	160.4
Unallocated mark-to-market losses on commodity derivatives (2)	30.2	211.5
Costs associated with business realignment activities	13.4	25.9
Operating profit	640.7	369.2
Interest expense, net	49.8	44.6
Other (income) expense, net	(1.8)	0.9
Income before income taxes	$592.7	$323.7
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

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery results, which accounted for 80.2% and 82.0% of our net sales for the three months ended March 29, 2026 and March 30, 2025, respectively, were as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025	Percent Change
In millions of dollars
Net sales	$2,489.9	$2,300.1	8.3%
Segment income	792.4	696.4	13.8%
Segment margin	31.8%	30.3%
NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - First Quarter 2026 vs. First Quarter 2025
Net sales of our North America Confectionery segment were $2,489.9 million in the first quarter of 2026 compared to $2,300.1 million in the same period of 2025, an increase of $189.8 million, or 8.3%. The increase was driven by favorable price realization of approximately 12%, primarily due to the pricing action announced in 2025. Additionally, there was a minimal benefit from foreign currency exchange rates. Volume declined approximately 4%, driven by price elasticity and one fewer shipping day, partially offset by the timing of shipments and strong innovation performance.
Our North America Confectionery segment income was $792.4 million in the first quarter of 2026 compared to $696.4 million in the same period of 2025, an increase of $96.0 million, or 13.8%. The increase was driven primarily by higher net sales, favorable mix, and net savings related to our AAA Initiative, partially offset by volume declines, and increased commodity and tariff costs.

North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks results, which accounted for 11.3% and 9.9% of our net sales for the three months ended March 29, 2026 and March 30, 2025, respectively, were as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025	Percent Change
In millions of dollars
Net sales	$350.1	$277.8	26.0%
Segment income	34.3	41.9	(18.1)%
Segment margin	9.8%	15.1%
NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - First Quarter 2026 vs. First Quarter 2025
Net sales of our North America Salty Snacks segment were $350.1 million in the first quarter of 2026 compared to $277.8 million in the same period of 2025, an increase of $72.3 million, or 26.0%. The increase was predominantly due to the acquisition of LesserEvil in November 2025, which provided a benefit of approximately 20%. Further, volume increased approximately 5%, primarily driven by Dot’s and Reese’s Filled Pretzels. Price realization was flat in the first three months of 2026 compared to the same period of 2025.
Our North America Salty Snacks segment income was $34.3 million in the first quarter of 2026 compared to $41.9 million in the same period of 2025, a decrease of $7.6 million, or 18.1%. The decrease was primarily due to higher supply chain costs, including costs related to a voluntary temporary product withdrawal, and increased SM&A expenses.

International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Latin America, as well as Europe, Asia-Pacific (“APAC”), the Middle East and Africa (“MEA”) and other regions. International results, which accounted for 8.5% and 8.1% of our net sales for the three months ended March 29, 2026 and March 30, 2025, respectively, were as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025	Percent Change
In millions of dollars
Net sales	$264.2	$227.5	16.1%
Segment income	15.3	28.7	(46.8)%
Segment margin	5.8%	12.6%
NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - First Quarter 2026 vs. First Quarter 2025
Net sales of our International segment were $264.2 million in the first quarter of 2026 compared to $227.5 million in the same period of 2025, an increase of $36.7 million, or 16.1%. The increase was due to favorable price realization of approximately 12%, resulting from strategic pricing actions across key markets, as well as a favorable impact from foreign currency exchange rates of approximately 6.8%. The increase was partially offset by volume declines of approximately 2%, primarily driven by price elasticity across markets.
Our International segment generated income of $15.3 million in the first quarter of 2026 compared to $28.7 million in income in the first quarter of 2025, a decrease of $13.4 million, or 46.8%, driven by higher commodity and manufacturing costs and advertising investment, partially offset by favorable price realization, supply chain productivity, and net savings related to our AAA Initiative.
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
In the first quarter of 2026, unallocated corporate expense totaled $157.7 million, as compared to $160.4 million in the first quarter of 2025, a decrease of $2.7 million, or 1.7%. The decrease was primarily driven by lower compensation and benefits costs, as well as consulting fees, partially offset by continued investments in technology.
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
At March 29, 2026, our cash and cash equivalents totaled $877.0 million, a decrease of $48.8 million compared to the 2025 year-end balance. Additional detail regarding the net uses of cash are outlined in the following discussion. Additionally, at March 29, 2026, we had outstanding short- and long-term debt totaling $5.4 billion, of which $504.1 million was classified as the current portion of long-term debt. Of the $504.1 million, $500 million of 2.300% Notes are due upon maturity on August 15, 2026. We believe we can satisfy these debt obligations with cash generated from our operations, issuing new debt, and/or by borrowing on our unsecured credit facility.
Approximately 50% of the balance of our cash and cash equivalents at March 29, 2026 was held by subsidiaries domiciled outside of the United States. A majority of our cash and cash equivalents balance is distributable to the United States without material tax implications, such as withholding tax. We intend to continue to reinvest the remainder of this balance outside of the United States for which there would be a material tax implication to distributing for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 36

Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Three Months Ended
In millions of dollars	March 29, 2026	March 30, 2025
Net cash provided by (used in):
Operating activities	$468.8	$396.7
Investing activities	(117.1)	(147.0)
Financing activities	(402.8)	537.1
Effect of exchange rate changes on cash and cash equivalents	2.3	(2.3)
Net change in cash and cash equivalents	$(48.8)	$784.5
Operating activities
We generated cash of $468.8 million from operating activities in the first three months of 2026, an increase of $72.1 million compared to $396.7 million in the same period of 2025. This increase in net cash provided by operating activities was mainly driven by the following factors:
•Other assets and liabilities consumed cash of $157.8 million in 2026, compared to $369.9 million in 2025. This $212.1 million fluctuation was primarily driven by the timing of certain prepaid expenses and other current assets.
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, unrealized gains and losses on derivative contracts and other charges) resulted in $107.3 million of higher cash flow in 2026 relative to 2025.
•The variance in operating cash flows related to income taxes reflects timing differences between actual tax expense and quarterly estimated tax payments. We paid cash of $24.4 million for income taxes during 2026, compared to $38.9 million in the same period of 2025.
•The increase in cash provided by operating activities was partially offset by the following net cash outflows:
◦In the aggregate, select net working capital items, specifically, trade accounts receivable, inventory, accounts payable and accrued liabilities, consumed cash of $230.6 million in 2026, compared to generating cash of $55.4 million in 2025. This $286.0 million fluctuation was mainly driven by an increase in trade accounts receivable and a decrease in accounts payable and accrued liabilities, due to the timing of vendor and supplier payments, partially offset by lower inventory levels.
Investing activities
We used cash of $117.1 million for investing activities in the first three months of 2026, a decrease of $29.9 million compared to $147.0 million in the same period of 2025. This decrease in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, capacity expansion, innovation and cost savings, were $114.6 million in the first three months of 2026 compared to $145.5 million in the same period of 2025. The decrease in our 2026 capital expenditures is largely driven by the wind down of our key strategic initiatives, as we expect 2026 capital expenditures, including capitalized software, to be in the range of approximately $425 million to $475 million, reflecting a trend towards historical levels. We intend to use our existing cash and internally generated funds to meet our 2026 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We received payments of approximately $3.6 million in the first three months of 2026, which is consistent with the same period of 2025.
•Other investing activities. In the first three months of 2026 and 2025, our other investing activities were minimal.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 37

Financing activities
We used cash of $402.8 million for financing activities in the first three months of 2026, a decrease of $939.9 million compared to cash generated of $537.1 million in the same period of 2025. This decrease in net cash generated in financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first three months of 2026, we used cash of $48.0 million to reduce short-term foreign bank borrowings. During the first three months of 2025, we used cash of $1.2 billion to reduce short-term commercial paper borrowings and short-term foreign bank borrowings.
•Long-term debt borrowings and repayments. During the first three months of 2026, long-term debt borrowings and repayments were minimal. During the first three months of 2025, we issued $500 million of 4.550% Notes due in February 2028, $500 million of 4.750% Notes due in February 2030, $500 million of 4.950% Notes due in February 2032 and $500 million of 5.100% Notes due in February 2035 (together, the “2025 Notes”). Proceeds from the issuance of the 2025 Notes, net of discounts and issuance costs, totaled $2.0 billion. We had minimal payment activity.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $288.0 million during the first three months of 2026, an increase of $16.4 million compared to $271.6 million in the same period of 2025. Details regarding our 2026 cash dividends paid to stockholders are as follows:

Quarter Ended
In millions of dollars except per share amounts	March 29, 2026
Dividends paid per share – Common stock	$1.452
Dividends paid per share – Class B common stock	$1.320
Total cash dividends paid	$288.0
Declaration date	February 4, 2026
Record date	February 17, 2026
Payment date	March 16, 2026
•Share repurchases. We repurchase shares of Common Stock to offset the dilutive impact of treasury shares issued under our equity compensation plans. The value of these share repurchases in a given period varies based on the volume of stock options exercised and our market price. In addition, we periodically repurchase shares of Common Stock pursuant to Board-authorized programs intended to drive additional stockholder value. We used cash for total share repurchases in the open market to replace Treasury Stock issued for stock options and incentive compensation of $69.3 million during the first three months of 2026. We did not repurchase any shares during the first three months of 2025.
•Proceeds from exercised stock options and employee tax withholding. During the first three months of 2026, we received $15.0 million from employee exercises of stock options and paid $11.0 million of employee taxes withheld from share-based awards. During the first three months of 2025, we received $2.7 million from employee exercises of stock options and paid $12.6 million of employee taxes withheld from share-based awards. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.
Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Unaudited Consolidated Financial Statements.
Critical Accounting Estimates
For information regarding the Company’s critical accounting estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report on Form 10-K. There have been no material changes to the Company’s critical accounting estimates since December 31, 2025.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 38

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

•Political, economic and/or financial market conditions, including impacts on our business arising from the ongoing conflict in the Middle East, could negatively impact our financial results;

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 39

•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations and financial results;

•Complications with the design or implementation of our enterprise resource planning system could adversely impact our business and operations; and

•Such other matters as discussed in our 2025 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including Part II, Item 1A, ”Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The total amount of short-term debt, net of cash, amounted to net cash of $708 million and $707 million, at March 29, 2026 and December 31, 2025, respectively. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of March 29, 2026 would have changed interest expense by approximately $1.8 million for the first three months of 2026 and $3.4 million for 2025.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at March 29, 2026 and December 31, 2025 by approximately $233 million and $236 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
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
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $31.6 million as of March 29, 2026 and $38.7 million as of December 31, 2025, generally offset by a reduction in foreign exchange associated with our transactional activities.
Commodities—Price Risk Management and Derivative Contracts
We use futures and options contracts and other commodity derivative instruments in combination with forward purchasing of cocoa products, sugar, corn products, certain dairy products, wheat products, natural gas and diesel fuel primarily to mitigate price volatility and provide visibility to future costs within our supply chain. Significant changes impacting our commodity price risk management since our 2025 Annual Report on Form 10-K are described below.
Cocoa Products
During the first three months of 2026, the average cocoa futures contract price was $1.86 per pound, with a trading range of $1.29 to $2.86 per pound, based on the Intercontinental Exchange futures contract. This average cocoa futures contract price represents a decline of approximately 49% compared to the 2025 annual average of $3.64 per pound.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 40

The cocoa supply-demand outlook has improved substantially in the first three months of 2026. After three years of deficit, the 2024-2025 season finished with a supply surplus. In addition, the outlook for the 2025-2026 season is very positive, with a large surplus predicted by most analysts. Output in all major regions is forecast to grow, including Côte d’Ivoire and Ghana, while demand has now contracted for 11 consecutive quarters according to published quarterly reports. Activity on the two major futures exchanges has also improved during the quarter, with trading volumes approaching more normal levels following considerable declines during the previous two years.

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
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $925.2 million as of March 29, 2026 and $667.4 million as of December 31, 2025. At the end of the first quarter of 2026, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have decreased our net unrealized losses by $32.5 million, generally offset by a reduction in the cost of the underlying commodity purchases.
For additional information about our market risks, see Item 7A under Part II of our 2025 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 41

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 29, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2026.
Changes in Internal Controls Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the quarter ended March 29, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 42

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 15 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report on Form 10-K (the "2025 Form 10-K") and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended March 29, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
January 1 through January 25	—	$—	—	$470,073
January 26 through February 22	300,000	$230.90	—	$470,073
February 23 through March 29	—	$—	—	$470,073
Total	300,000		—
(1) During the three months ended March 29, 2026, 300,000 shares of Common Stock were purchased in open market transactions in connection with our standing authorization to buy back shares sufficient to offset those issued under incentive compensation plans, which authorization does not have a dollar or share limit and is not included in our share repurchase authorizations described in the following paragraph.
(2) In December 2023, our Board of Directors approved a $500 million share repurchase authorization. As a result of the share repurchase authorization, approximately $470 million remains available for repurchases under our December 2023 share repurchase authorization. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 43

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
The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended March 29, 2026, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5–1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period.

Name and Title	Date of Adoption of 10b5-1 Plan	Duration of 10b5-1 Plan(1)	Aggregate Number of Securities to be Sold or Purchased
Deepak Bhatia Chief Technology Officer	2/25/2026	1/29/2027	Sell 5,000 shares
James Turoff Senior Vice President, General Counsel and Secretary	2/25/2026	12/31/2026	Sell 2,500 shares Exercise & sell 2,013 stock options
Vero Villasenor Chief Brand Officer	2/27/2026	12/31/2026	Sell 689 shares

(1) The plan duration is until the date listed in this column or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 44

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1
Restated Certificate of Incorporation, as amended by the Company’s Stockholders on May 6, 2025, is incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2025.

3.2	The Company's By-laws, as amended and restated as of December 5, 2025, are incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 5, 2025.
31.1	Certification of Kirk Tanner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Kirk Tanner, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2026, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	April 30, 2026	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2026	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q1 2026 Form 10-Q | Page 46