Form 10-Q
period 2026-06-28
HERSHEY CO
filed 2026-07-30
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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
Common Stock, one dollar par value—146,312,143 shares, as of July 27, 2026.
Class B Common Stock, one dollar par value—54,613,514 shares, as of July 27, 2026.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended June 28, 2026

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net sales	$2,787,306	$2,614,718	$5,891,473	$5,420,137
Cost of sales	1,523,998	1,818,445	3,405,434	3,679,597
Gross profit	1,263,308	796,273	2,486,039	1,740,540
Selling, marketing and administrative expense	620,552	603,207	1,196,592	1,161,879
Business realignment costs	115	255	6,113	16,629
Operating profit	642,641	192,811	1,283,334	562,032
Interest expense, net	49,963	46,035	99,781	90,657
Other (income) expense, net	4,398	(2,336)	2,578	(1,391)
Income before income taxes	588,280	149,112	1,180,975	472,766
Provision for income taxes	130,615	86,393	288,205	185,844
Net income	$457,665	$62,719	$892,770	$286,922

Net income per share—basic:
Common stock	$2.32	$0.32	$4.52	$1.45
Class B common stock	$2.11	$0.29	$4.10	$1.31

Net income per share—diluted:
Common stock	$2.26	$0.31	$4.39	$1.41
Class B common stock	$2.11	$0.29	$4.10	$1.32

Dividends paid per share:
Common stock	$1.452	$1.370	$2.904	$2.740
Class B common stock	$1.320	$1.245	$2.640	$2.490

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended						For the Six Months Ended
	June 28, 2026			June 29, 2025			June 28, 2026			June 29, 2025
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$457,665			$62,719			$892,770			$286,922
Other comprehensive income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$3,059		3,059	$21,641	$—	21,641	$(2,058)		(2,058)	$31,545	$—	31,545
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and service cost	9,214	(2,231)	6,983	(21)	(112)	(133)	9,160	(2,227)	6,933	(67)	(144)	(211)
Reclassification to earnings	7,876	(1,911)	5,965	2,882	(676)	2,206	9,870	(2,395)	7,475	5,765	(1,370)	4,395
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(2,167)	942	(1,225)	(6,305)	1,495	(4,810)	(4,354)	985	(3,369)	(6,430)	1,342	(5,088)
Reclassification to earnings	6,342	(1,762)	4,580	2,520	(549)	1,971	10,774	(2,954)	7,820	3,466	(641)	2,825
Total other comprehensive income (loss), net of tax	$24,324	$(4,962)	19,362	$20,717	$158	20,875	$23,392	$(6,591)	16,801	$34,279	$(813)	33,466
Comprehensive income			$477,027			$83,594			$909,571			$320,388

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 28, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$791,213	$925,859
Accounts receivable—trade, net	907,368	729,547
Inventories	1,743,318	1,429,254
Prepaid expenses and other	514,342	504,239
Total current assets	3,956,241	3,588,899
Property, plant and equipment, net	3,475,714	3,529,608
Goodwill	2,985,609	2,996,005
Other intangibles	2,425,103	2,475,698
Other non-current assets	1,102,688	1,123,285
Deferred income taxes	27,697	27,802
Total assets	$13,973,052	$13,741,297
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,400,822	$1,255,701
Accrued liabilities	966,336	970,597
Accrued income taxes	59,601	63,725
Short-term debt	421,545	218,546
Current portion of long-term debt	504,167	503,327
Total current liabilities	3,352,471	3,011,896
Long-term debt	4,684,968	4,681,194
Other long-term liabilities	652,135	731,917
Deferred income taxes	720,788	679,540
Total liabilities	9,410,362	9,104,547

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2026 and 2025	—	—
Common stock, shares issued: 166,939,511 at June 28, 2026 and December 31, 2025	166,939	166,939
Class B common stock, shares issued: 54,613,514 at June 28, 2026 and December 31, 2025	54,614	54,614
Additional paid-in capital	1,447,283	1,426,651
Retained earnings	5,814,164	5,495,449
Treasury—common stock shares, at cost: 20,637,517 at June 28, 2026 and 18,713,369 at December 31, 2025	(2,689,761)	(2,259,553)
Accumulated other comprehensive loss	(230,549)	(247,350)
Total stockholders’ equity	4,562,690	4,636,750
Total liabilities and stockholders’ equity	$13,973,052	$13,741,297

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 28, 2026	June 29, 2025
Operating Activities
Net income	$892,770	$286,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269,097	243,397
Stock-based compensation expense	34,847	31,003
Deferred income taxes	35,462	(16,036)
Unrealized (gains) losses on derivative contracts	(10,185)	464,739
Other	60,799	42,761
Changes in assets and liabilities, net of business acquisition:
Accounts receivable—trade, net	(177,661)	(10,407)
Inventories	(318,668)	(576,571)
Prepaid expenses and other current assets	(33,744)	(447,678)
Accounts payable and accrued liabilities	134,469	382,684
Accrued income taxes	30,110	162,774
Contributions to pension and other benefit plans	(6,170)	(6,543)
Other assets and liabilities	(23,004)	(48,147)
Net cash provided by operating activities	888,122	508,898
Investing Activities
Capital additions (including software)	(204,427)	(230,615)
Receipts related to equity investments in tax credit qualifying partnerships	8,498	9,026
Purchase of intangible assets	—	(73,597)
Other investing activities	(3,634)	(6,595)
Net cash used in investing activities	(199,563)	(301,781)
Financing Activities
Net increase (decrease) in short-term debt	206,068	(1,151,638)
Long-term borrowings, net of debt issuance costs	—	1,984,545
Repayment of long-term debt and finance leases	(3,114)	(303,317)
Cash dividends paid	(574,392)	(542,825)
Repurchase of common stock	(439,354)	—
Proceeds from exercised stock options	16,050	6,940
Taxes withheld and paid on employee stock awards	(16,705)	(16,197)
Contingent consideration paid	(16,632)	—
Net cash used in financing activities	(828,079)	(22,492)
Effect of exchange rate changes on cash and cash equivalents	4,874	(3,026)
Net (decrease) increase in cash and cash equivalents	(134,646)	181,599
Cash and cash equivalents, beginning of period	925,859	730,746
Cash and cash equivalents, end of period	$791,213	$912,345
Supplemental Disclosure
Interest paid	$108,611	$92,348
Income taxes paid	206,979	65,489

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 5

HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 28, 2026 and June 29, 2025
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, March 29, 2026	$—	$166,939	$54,614	$1,435,194	$5,643,428	$(2,316,416)	$(249,911)	$4,733,848
Net income					457,665			457,665
Other comprehensive income							19,362	19,362
Dividends (including dividend equivalents):
Common Stock, $1.452 per share					(214,839)			(214,839)
Class B Common Stock, $1.320 per share					(72,090)			(72,090)
Stock-based compensation				19,618				19,618
Exercise of stock options and incentive-based transactions				(7,529)		998		(6,531)
Repurchase of common stock (including excise tax)						(374,343)		(374,343)
Balance, June 28, 2026	$—	$166,939	$54,614	$1,447,283	$5,814,164	$(2,689,761)	$(230,549)	$4,562,690

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, March 30, 2025	$—	$166,939	$54,614	$1,372,137	$5,652,065	$(2,269,560)	$(291,299)	$4,684,896
Net income					62,719			62,719
Other comprehensive income							20,875	20,875
Dividends (including dividend equivalents):
Common Stock, $1.370 per share					(203,921)			(203,921)
Class B Common Stock, $1.245 per share					(67,994)			(67,994)
Stock-based compensation				17,555				17,555
Exercise of stock options and incentive-based transactions				(1,819)		2,307		488
Balance, June 29, 2025	$—	$166,939	$54,614	$1,387,873	$5,442,869	$(2,267,253)	$(270,424)	$4,514,618

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 6

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 28, 2026 and June 29, 2025
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2025	$—	$166,939	$54,614	$1,426,651	$5,495,449	$(2,259,553)	$(247,350)	$4,636,750
Net income					892,770			892,770
Other comprehensive income							16,801	16,801
Dividends (including dividend equivalents):
Common Stock, $2.904 per share					(429,875)			(429,875)
Class B Common Stock, $2.640 per share					(144,180)			(144,180)
Stock-based compensation				34,692				34,692
Exercise of stock options and incentive-based transactions				(14,060)		13,405		(655)
Repurchase of common stock (including excise tax)						(443,613)		(443,613)
Balance, June 28, 2026	$—	$166,939	$54,614	$1,447,283	$5,814,164	$(2,689,761)	$(230,549)	$4,562,690

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2024	$—	$166,939	$54,614	$1,377,226	$5,698,316	$(2,278,551)	$(303,890)	$4,714,654
Net income					286,922			286,922
Other comprehensive income							33,466	33,466
Dividends (including dividend equivalents):
Common Stock, $2.740 per share					(406,381)			(406,381)
Class B Common Stock, $2.490 per share					(135,988)			(135,988)
Stock-based compensation				31,202				31,202
Exercise of stock options and incentive-based transactions				(20,555)		11,298		(9,257)
Repurchase of common stock (including excise tax)						—		—
Balance, June 29, 2025	$—	$166,939	$54,614	$1,387,873	$5,442,869	$(2,267,253)	$(270,424)	$4,514,618

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 7

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
Operating results for the quarter ended June 28, 2026 may not be indicative of the results that may be expected for the year ending December 31, 2026 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 8

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
The acquisition has been accounted for as a business combination and, accordingly, LesserEvil has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration, inclusive of the acquisition date fair value of the contingent consideration, was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

	Initial Allocation (1)	Adjustments	Final Allocation
Goodwill	$289,142	$(7,213)	$281,929
Other intangible assets	604,500	—	604,500
Current assets acquired, including cash and cash equivalents	65,060	—	65,060
Property, plant and equipment, net	15,572	2,213	17,785
Other non-current assets, primarily operating lease ROU assets	28,214	—	28,214
Current liabilities assumed	(21,141)	—	(21,141)
Other long-term liabilities, primarily operating lease liabilities	(22,054)	—	(22,054)
Deferred income taxes	(144,143)	—	(144,143)
Net assets acquired	$815,150	$(5,000)	$810,150
(1) As reported in the Company’s 2025 Annual Report on Form 10-K.
The purchase price allocation presented above has been finalized as of the second quarter of 2026. The measurement period adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired and liabilities assumed, specifically, post-closing adjustments to the working capital acquired including certain holdbacks, as well as the valuation and step-up on property, plant and equipment.

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

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 9

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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the six months ended June 28, 2026 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Balance at December 31, 2025	$2,039,098	$946,143	$10,764	$2,996,005
Measurement period adjustments	—	(7,213)	—	(7,213)
Foreign currency translation	(3,510)	—	327	(3,183)
Balance at June 28, 2026	$2,035,588	$938,930	$11,091	$2,985,609

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 10

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	June 28, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,802,371	$(361,311)	$1,803,973	$(335,974)
Customer-related	854,499	(208,775)	855,556	(185,995)
Patents	7,680	(7,680)	7,944	(7,944)
Total	2,664,550	(577,766)	2,667,473	(529,913)

Intangible assets not subject to amortization:
Trademarks	338,319		338,138
Total other intangible assets	$2,425,103		$2,475,698
Total amortization expense for the three months ended June 28, 2026 and June 29, 2025 was $24,972 and $21,188, respectively. Total amortization expense for the six months ended June 28, 2026 and June 29, 2025 was $49,946 and $41,756, respectively.
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. As of June 28, 2026, we maintained a $1.875 billion unsecured revolving credit facility with the option to increase the aggregate amount of the commitments by up to $1 billion with the consent of the lenders. The credit facility is scheduled to expire on October 21, 2030; however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility.
The credit agreements governing the credit facility contain certain financial and other covenants, customary representations, warranties and events of default. As of June 28, 2026, we were in compliance with all covenants pertaining to the credit facility, and we had no significant compensating balance agreements that legally restricted access to these funds. For more information, refer to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	June 28, 2026	December 31, 2025
Short-term foreign bank borrowings against lines of credit	$157,274	$218,546
U.S. commercial paper	264,271	—
Total short-term debt	$421,545	$218,546
Weighted average interest rate on outstanding commercial paper	3.7%	—%

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	June 28, 2026	December 31, 2025
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
4.550% Notes	February 24, 2028	500,000	500,000
4.250% Notes	May 4, 2028	350,000	350,000
2.450% Notes	November 15, 2029	300,000	300,000
4.750% Notes	February 24, 2030	500,000	500,000
1.700% Notes	June 1, 2030	350,000	350,000
4.950% Notes	February 24, 2032	500,000	500,000
4.500% Notes	May 4, 2033	400,000	400,000
5.100% Notes	February 24, 2035	500,000	500,000
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		75,541	73,510
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(30,045)	(32,628)
Total long-term debt		5,189,135	5,184,521
Less—current portion		504,167	503,327
Long-term portion		$4,684,968	$4,681,194
Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Interest expense	$57,813	$60,445	$114,689	$115,361
Capitalized interest	(2,059)	(3,166)	(4,185)	(7,475)
Interest expense	55,754	57,279	110,504	107,886
Interest income	(5,791)	(11,244)	(10,723)	(17,229)
Interest expense, net	$49,963	$46,035	$99,781	$90,657

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 12

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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $504,114 as of June 28, 2026 and $973,083 as of December 31, 2025.
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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 18 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $83,907 at June 28, 2026 and $223,962 at December 31, 2025. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $61,888 at June 28, 2026 and $59,970 at December 31, 2025. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative (“SM&A”) expense, depending on the nature of the underlying exposure.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in SM&A expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at June 28, 2026 and December 31, 2025 was $34,251 and $35,896, respectively.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of June 28, 2026 and December 31, 2025:

	June 28, 2026		December 31, 2025
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$2,815	$2,805	$691	$3,095

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	3,932	12,720	465	20,829
Deferred compensation derivatives	5,985	—	775	—
Foreign exchange contracts	41	638	1,752	—
	9,958	13,358	2,992	20,829
Total	$12,773	$16,163	$3,683	$23,924

(1)Derivative assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of June 28, 2026, amounts reflected on a net basis in liabilities were assets of $48,630 and liabilities of $60,643, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2025 were assets of $46,467 and liabilities of $63,531. At June 28, 2026 and December 31, 2025, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended June 28, 2026 and June 29, 2025 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2026	2025	2026	2025	2026	2025
Commodities futures and options	$85,867	$(31,545)	$—	$—	$—	$—
Foreign exchange contracts	223	4,432	(2,167)	(6,305)	(4,358)	(246)
Interest rate swap agreements	—	—	—	—	(1,984)	(2,274)
Deferred compensation derivatives	5,985	2,876	—	—		—
Total	$92,075	$(24,237)	$(2,167)	$(6,305)	$(6,342)	$(2,520)

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 14

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended June 28, 2026 and June 29, 2025 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2026	2025	2026	2025	2026	2025
Commodities futures and options	$56,958	$(85,402)	$—	$—	$—	$—
Foreign exchange contracts	(1,471)	8,382	(4,354)	(6,430)	(6,768)	1,109
Interest rate swap agreements	—	—	—	—	(4,006)	(4,575)
Deferred compensation derivatives	2,715	4,763	—	—		—
Total	$58,202	$(72,257)	$(4,354)	$(6,430)	$(10,774)	$(3,466)

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
The amount of pre-tax net loss on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $8,001 as of June 28, 2026. This amount is primarily associated with interest rate swap agreements.
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

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of June 28, 2026 and December 31, 2025:

	Assets / Liabilities
	Level 1	Level 2	Level 3	Total
June 28, 2026:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$2,856	$—	$2,856
Deferred compensation derivatives (2)	$—	$5,985	$—	$5,985
Commodities futures and options (3)	$3,932	$—	$—	$3,932
Liabilities:
Foreign exchange contracts (1)	$—	$3,443	$—	$3,443
Commodities futures and options (3)	$12,720	$—	$—	$12,720
December 31, 2025:
Assets:
Foreign exchange contracts (1)	$—	$2,443	$—	$2,443
Commodities futures and options (3)	$465	$—	$—	$465
Liabilities:
Foreign exchange contracts (1)	$—	$3,095	$—	$3,095
Deferred compensation derivatives (3)	—	775	—	775
Commodities futures and options (3)	$20,829	$—	$—	$20,829
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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of June 28, 2026 and December 31, 2025 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	June 28, 2026	December 31, 2025	June 28, 2026	December 31, 2025
Current portion of long-term debt	$503,019	$498,788	$504,167	$503,327
Long-term debt	4,327,591	4,373,815	4,684,968	4,681,194
Total	$4,830,610	$4,872,603	$5,189,135	$5,184,521

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 16

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

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 17

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of lease expense for the three months ended June 28, 2026 and June 29, 2025 were as follows:

		Three Months Ended
Lease expense	Classification	June 28, 2026	June 29, 2025
Operating lease cost	Cost of sales or SM&A (1)	$16,264	$15,815
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	2,236	2,102
Interest on lease liabilities	Interest expense, net	1,171	1,115
Net lease cost (2)		$19,671	$19,032
The components of lease expense for the six months ended June 28, 2026 and June 29, 2025 were as follows:

		Six Months Ended
Lease expense	Classification	June 28, 2026	June 29, 2025
Operating lease cost	Cost of sales or SM&A (1)	$32,646	$30,026
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	4,460	4,352
Interest on lease liabilities	Interest expense, net	2,340	2,249
Net lease cost (2)		$39,446	$36,627
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Information regarding our lease terms and discount rates were as follows:

	June 28, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	10.2	10.2
Finance leases	24.2	25.2

Weighted-average discount rate
Operating leases	4.6%	4.6%
Finance leases	6.2%	6.3%

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 18

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	June 28, 2026	December 31, 2025
Assets
Operating lease ROU assets	Other non-current assets	$301,914	$325,345

Finance lease ROU assets, at cost	Property, plant and equipment, gross	83,874	83,714
Accumulated amortization	Accumulated depreciation	(26,634)	(26,073)
Finance lease ROU assets, net	Property, plant and equipment, net	57,240	57,641

Total leased assets		$359,154	$382,986

Liabilities
Current
Operating	Accrued liabilities	$50,790	$49,583
Finance	Current portion of long-term debt	5,259	4,499
Non-current
Operating	Other long-term liabilities	261,842	285,925
Finance	Long-term debt	70,282	69,011
Total lease liabilities		$388,173	$409,018

The maturities of our lease liabilities as of June 28, 2026 were as follows:

	Operating leases	Finance leases	Total
2026 (rest of year)	$32,138	$5,121	$37,259
2027	62,090	8,865	70,955
2028	42,832	7,314	50,146
2029	38,875	4,564	43,439
2030	32,139	4,377	36,516
Thereafter	190,559	129,339	319,898
Total lease payments	398,633	159,580	558,213
Less: Imputed interest	86,001	84,039	170,040
Total lease liabilities	$312,632	$75,541	$388,173

Supplemental cash flow and other information related to leases were as follows:

	Six Months Ended
	June 28, 2026	June 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,181	$28,831
Operating cash flows from finance leases	2,340	2,249
Financing cash flows from finance leases	3,250	3,286

ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,868	$31,804
Finance leases	5,333	62

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 19

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
Both equity method investments and cost, less impairment, investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates were $174,834 and $176,567 as of June 28, 2026 and December 31, 2025, respectively.
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
Since inception through June 28, 2026, we recognized total costs associated with the AAA Initiative of $198,655. These charges predominantly included employee severance and related separation benefits related to workforce reductions and third-party costs supporting the design and implementation of the new organizational structure, as well as technology capability costs. The costs and related benefits of the AAA Initiative predominantly relates to the North America Confectionery segment and Corporate. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Selling, marketing and administrative expense	8,247	14,884	15,605	24,363
Business realignment costs	115	255	6,113	16,629
Costs associated with business realignment activities	$8,362	$15,139	$21,718	$40,992

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 20

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Costs recorded by program during the three and six months ended June 28, 2026 and June 29, 2025 related to these activities were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Advancing Agility & Automation Initiative:
Severance and employee benefit costs	$115	$255	$6,113	$16,629
Other program costs	8,247	14,884	15,605	24,363
Total	$8,362	$15,139	$21,718	$40,992
The following table presents the liability activity for costs qualifying as exit and disposal costs for the six months ended June 28, 2026:

Total
Liability balance at December 31, 2025 (1)	$8,590
2026 business realignment charges (2)	6,113
Cash payments	(2,429)
Liability balance at June 28, 2026 (1)	$12,274
(1)The liability balances reflected above are reported within accrued liabilities and other long-term liabilities.
(2)The costs reflected in the liability roll-forward represent employee-related charges.
10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the six months ended June 28, 2026 and June 29, 2025 were 24.4% and 39.3%, respectively. The 2025 effective tax rate was higher due to the impact of tax reserves and foreign rate differentials related to mark-to-market activity. Relative to the statutory rate, the 2026 effective tax rate was primarily impacted by state taxes and foreign rate differential.
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
Organization for Economic Cooperation Development
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) introduced Global Anti-Base Erosion and Profit Shifting Pillar Two regulations which aim to ensure that multi-national entities that exceed the threshold revenue levels are subject to a minimum effective tax rate of 15% in jurisdictions where they operate. The Company is subject to OECD Pillar Two regulations, in certain jurisdictions which have enacted legislation. The existing legislation does not have a material impact on the Company’s effective tax rate. The Company will continue to monitor impact as additional legislation is enacted, including the “side by side” administrative guidance released by the OECD in January 2026 which would exempt U.S.-parented companies from certain aspects of the global minimum tax regime.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 21

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended June 28, 2026 and June 29, 2025 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Service cost	$2,965	$3,537	$30	$29
Interest cost	7,997	9,249	1,257	1,232
Expected return on plan assets	(12,369)	(12,046)	—	—
Amortization of prior service credit	(755)	(890)	(97)	(96)
Amortization of net loss	1,854	3,554	991	314
Settlement loss	5,883	—	—	—
Total net periodic benefit cost	$5,575	$3,404	$2,181	$1,479
We made contributions of $209 and $2,624 to our pension plans and other benefits plans, respectively, during the second quarter of 2026. In the second quarter of 2025, we made contributions of $423 and $2,994 to our pension plans and other benefit plans, respectively. The contributions in 2026 and 2025 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The components of net periodic benefit cost for the six months ended June 28, 2026 and June 29, 2025 were as follows:

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Service cost	$5,942	$7,039	$60	$56
Interest cost	16,002	18,469	2,511	2,460
Expected return on plan assets	(24,731)	(24,057)	—	—
Amortization of prior service credit	(1,510)	(1,779)	(194)	(192)
Amortization of net loss	3,710	7,107	1,981	629
Settlement loss	5,883	—	—	—
Total net periodic benefit cost	$5,296	$6,779	$4,358	$2,953
We made contributions of $674 and $5,496 to our pension plans and other benefits plans, respectively, during the first six months of 2026. In the first six months of 2025, we made contributions of $1,112 and $5,431 to our pension plans and other benefit plans, respectively. The contributions in 2026 and 2025 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans are reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 22

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

During the first six months of 2026, we recognized pension settlement charges in The Hershey Retirement Plan for Salaried and Hourly Employees due to lump sum withdrawals by employees retiring or leaving the Company. The non-cash settlement charges, which represent the acceleration of a portion of the respective plan’s accumulated unrecognized actuarial loss, were triggered when the cumulative lump sum distributions exceeded the plan’s anticipated annual service and interest costs. In connection with the second quarter 2026 settlements, the related plan assets and liabilities were remeasured using a discount rate as of the remeasurement date that was 25 basis points higher than the rate as of December 31, 2025 and an expected rate of return on plan assets of 7.0%, which was consistent with the rate as of December 31, 2025.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Pre-tax compensation expense	$17,715	$17,444	$34,847	$31,003
Related income tax benefit	3,945	8,876	8,503	12,184
Compensation expenses for stock compensation plans are primarily included in SM&A expense. As of June 28, 2026, total stock-based compensation expense related to non-vested awards not yet recognized was $107,265 and the weighted-average period over which this amount is expected to be recognized was approximately 1.8 years.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 23

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

A summary of activity relating to grants of stock options for the period ended June 28, 2026 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	368,560	$110.30	2.2 years
Granted	545	$208.99
Exercised	(166,810)	$101.38
Forfeited	(381)	$220.19
Expired	(1,858)	$125.05
Outstanding as of June 28, 2026	200,056	$117.60	2.1 years	$12,720
Options exercisable as of June 28, 2026	195,379	$116.09	2.0 years	$12,678
The weighted-average fair value of options granted was $46.01 and $33.91 per share for the periods ended June 28, 2026 and June 29, 2025 respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Six Months Ended
	June 28, 2026	June 29, 2025
Dividend yields	3.0%	3.0%
Expected volatility	24.4%	22.3%
Risk-free interest rates	4.1%	4.2%
Expected term in years	6.3	6.3
The total intrinsic value of options exercised was $18,550 and $4,866 for the periods ended June 28, 2026 and June 29, 2025, respectively.
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the six months ended June 28, 2026 and June 29, 2025 can range from 0% to 250% of the targeted amounts.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 24

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
During the six months ended June 28, 2026 and June 29, 2025, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.
We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended June 28, 2026 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,038,893	$192.65
Granted	315,945	$234.37
Performance assumption change (1)	(12,220)	$153.53
Vested	(233,336)	$224.10
Forfeited	(84,535)	$184.42
Outstanding as of June 28, 2026	1,024,747	$203.18
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

	Six Months Ended
	June 28, 2026	June 29, 2025
Units granted	315,945	533,212
Weighted-average fair value at date of grant	$234.37	$165.64
Monte Carlo simulation assumptions:
Estimated values	$128.04	$65.27
Dividend yields	2.5%	3.3%
Expected volatility	24.6%	21.7%

The fair value of shares vested totaled $51,027 and $49,576 for the periods ended June 28, 2026 and June 29, 2025, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 238,654 units as of June 28, 2026. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 25

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

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 26

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings for the three months ended June 28, 2026 and June 29, 2025 were as follows:

For the three months ended June 28, 2026	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$2,173,570	$387,845	$225,891	$2,787,306
Cost of sales	1,184,812	259,356	182,736
SM&A expense	282,973	65,911	48,300
Total segment income (loss)	$705,785	$62,578	$(5,145)	$763,218
Unallocated corporate expense (1)				215,122
Unallocated mark-to-market gains on commodity derivatives				(102,907)
Costs associated with business realignment activities (see Note 9)				8,362
Operating profit				$642,641
Interest expense, net (see Note 4)				49,963
Other (income) expense, net (see Note 17)				4,398
Income before income taxes				$588,280

For the three months ended June 29, 2025	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$2,085,468	$315,519	$213,731	$2,614,718
Cost of sales	1,274,772	194,534	148,412
SM&A expense	306,767	54,505	45,524
Total segment income	$503,929	$66,480	$19,795	$590,204
Unallocated corporate expense (1)				181,527
Unallocated mark-to-market losses on commodity derivatives				200,727
Costs associated with business realignment activities (see Note 9)				15,139
Operating profit				$192,811
Interest expense, net (see Note 4)				46,035
Other (income) expense, net (see Note 17)				(2,336)
Income before income taxes				$149,112
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

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 27

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings for the six months ended June 28, 2026 and June 29, 2025 were as follows:

For the six months ended June 28, 2026	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$4,663,488	$737,915	$490,070	$5,891,473
Cost of sales	2,587,277	507,872	383,010
SM&A expense	578,048	133,163	96,946
Total segment income	$1,498,163	$96,880	$10,114	$1,605,157
Unallocated corporate expense (1)				372,828
Unallocated mark-to-market gains on commodity derivatives				(72,723)
Costs associated with business realignment activities (see Note 9)				21,718
Operating profit				$1,283,334
Interest expense, net (see Note 4)				99,781
Other (income) expense, net (see Note 17)				2,578
Income before income taxes				$1,180,975

For the six months ended June 29, 2025	North America Confectionery	North America Salty Snacks	International	Total
Net sales	$4,385,608	$593,317	$441,212	$5,420,137
Cost of sales	2,589,848	375,172	302,396
SM&A expense	595,457	109,812	90,295
Total segment income	$1,200,303	$108,333	$48,521	$1,357,157
Unallocated corporate expense (1)				341,952
Unallocated mark-to-market losses on commodity derivatives				412,181
Costs associated with business realignment activities (see Note 9)				40,992
Operating profit				$562,032
Interest expense, net (see Note 4)				90,657
Other (income) expense, net (see Note 17)				(1,391)
Income before income taxes				$472,766
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

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in income	$(85,867)	$31,545	$(56,958)	$85,402
Net (losses) gains on commodity derivative positions reclassified from unallocated to segment income	(17,040)	169,182	(15,765)	326,779
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$(102,907)	$200,727	$(72,723)	$412,181

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

As of June 28, 2026, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $482,954. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax gains on commodity derivatives of $283,942 to segment operating results in the next twelve months.
Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
North America Confectionery	$80,358	$72,787	$157,875	$142,560
North America Salty Snacks	26,203	22,327	52,259	44,173
International	7,670	6,713	15,067	12,898
Corporate	21,864	22,006	43,896	43,766
Total	$136,095	$123,833	$269,097	$243,397

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net sales:
United States	$2,438,474	$2,285,230	$5,149,947	$4,752,984
All other countries	348,832	329,488	741,526	667,153
Total	$2,787,306	$2,614,718	$5,891,473	$5,420,137
14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Six Months Ended June 28, 2026
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	1,030,614	$200,000
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	1,215,696	239,354
Total share repurchases	2,246,310	439,354
Shares issued for stock options and incentive compensation	(322,162)	$(13,405)
Total net share repurchases	1,924,148	425,949
Excise tax associated with net share repurchases (1)	—	$4,259
Net change	1,924,148	$430,208
(1)A corresponding liability for excise tax associated with net share repurchases is classified on our Consolidated Balance Sheets within accrued liabilities.
In December 2023, our Board of Directors approved a $500 million share repurchase authorization. As a result of the share repurchase authorization, approximately $270 million remains available for repurchases under our December 2023 share repurchase authorization. In June 2026, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2023 authorization is completed and is to be utilized at management’s discretion. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 29

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

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 30

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

	Three Months Ended
	June 28, 2026		June 29, 2025
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$214,306	$72,090	$203,237	$67,994
Allocation of undistributed earnings	128,154	43,115	(156,214)	(52,298)
Total earnings—basic	$342,460	$115,205	$47,023	$15,696

Denominator (shares in thousands):
Total weighted-average shares—basic	147,573	54,614	148,247	54,614

Earnings Per Share—basic	$2.32	$2.11	$0.32	$0.29

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$342,460	$115,205	$47,023	$15,696
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	115,205	—	15,696	—
Reallocation of undistributed earnings	—	(122)	—	86
Total earnings—diluted	$457,665	$115,083	$62,719	$15,782

Denominator (shares in thousands):
Number of shares used in basic computation	147,573	54,614	148,247	54,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	54,614	—	54,614	—
Employee stock options	80	—	190	—
Performance and restricted stock units	478	—	137	—
Total weighted-average shares—diluted	202,745	54,614	203,188	54,614

Earnings Per Share—diluted	$2.26	$2.11	$0.31	$0.29
The earnings per share calculations for the three months ended June 28, 2026 and June 29, 2025 excluded 14 and 17 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 31

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Six Months Ended
	June 28, 2026		June 29, 2025
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$430,212	$144,180	$406,837	$135,988
Allocation of undistributed earnings	238,403	79,975	(191,695)	(64,208)
Total earnings—basic	$668,615	$224,155	$215,142	$71,780

Denominator (shares in thousands):
Total weighted-average shares—basic	148,001	54,614	148,175	54,614

Earnings Per Share—basic	$4.52	$4.10	$1.45	$1.31

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$668,615	$224,155	$215,142	$71,780
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	224,155	—	71,780	—
Reallocation of undistributed earnings	—	(256)	—	123
Total earnings—diluted	$892,770	$223,899	$286,922	$71,903

Denominator (shares in thousands):
Number of shares used in basic computation	148,001	54,614	148,175	54,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	54,614	—	54,614	—
Employee stock options	100	—	193	—
Performance and restricted stock units	535	—	186	—
Total weighted-average shares—diluted	203,250	54,614	203,168	54,614

Earnings Per Share—diluted	$4.39	$4.10	$1.41	$1.32
The earnings per share calculations for the six months ended June 28, 2026 and June 29, 2025 excluded 14 and 27 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 32

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	4,761	1,317	3,652	2,637
Other (income) expense, net	(363)	(3,653)	(1,074)	(4,028)
Total	$4,398	$(2,336)	$2,578	$(1,391)

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 33

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain asset accounts included within our Consolidated Balance Sheets are as follows:

	June 28, 2026	December 31, 2025
Inventories:
Raw materials	$896,466	$762,391
Goods in process	331,499	294,374
Finished goods	1,210,591	1,074,690
Inventories at First In First Out	2,438,556	2,131,455
Adjustment to Last In First Out	(695,238)	(702,201)
Total inventories	$1,743,318	$1,429,254

Prepaid expenses and other:
Prepaid expenses	$149,766	$201,527
Other current assets	364,576	302,712
Total prepaid expenses and other	$514,342	$504,239

Property, plant and equipment:
Land	$195,991	$199,559
Buildings	2,115,840	2,102,794
Machinery and equipment	4,546,969	4,515,447
Construction in progress	363,136	324,998
Property, plant and equipment, gross	7,221,936	7,142,798
Accumulated depreciation	(3,746,222)	(3,613,190)
Property, plant and equipment, net	$3,475,714	$3,529,608

Other non-current assets:
Pension	$74,218	$64,520
Capitalized software, net	331,134	351,285
Operating lease ROU assets	301,914	325,345
Investments in unconsolidated affiliates	174,834	176,567
Other non-current assets	220,588	205,568
Total other non-current assets	$1,102,688	$1,123,285

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 34

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of certain liability and stockholders’ equity accounts included within our Consolidated Balance Sheets are as follows:
	June 28, 2026	December 31, 2025
Accounts payable:
Accounts payable—trade	$946,720	$831,204
Supplier finance program obligations	332,736	300,332
Other	121,366	124,165
Total accounts payable	$1,400,822	$1,255,701

Accrued liabilities:
Payroll, compensation and benefits	$200,851	$311,241
Advertising, promotion and product allowances	440,978	373,940
Operating lease liabilities	50,790	49,583
Other	273,717	235,833
Total accrued liabilities	$966,336	$970,597

Other long-term liabilities:
Post-retirement benefits liabilities	$94,830	$98,101
Pension benefits liabilities	38,119	42,987
Operating lease liabilities	261,842	285,925
Other	257,344	304,904
Total other long-term liabilities	$652,135	$731,917

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(138,566)	$(136,508)
Pension and post-retirement benefit plans, net of tax	(93,212)	(107,620)
Cash flow hedges, net of tax	1,229	(3,222)
Total accumulated other comprehensive loss	$(230,549)	$(247,350)

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 35

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. This MD&A should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2026 (“this Quarterly Report on Form 10-Q”). This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2025 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
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

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 36

TRENDS AFFECTING OUR BUSINESS
Throughout the first six months of 2026, we experienced net sales growth, driven primarily by pricing actions, and continued consumer demand for our brands, despite the persistent dynamic macroeconomic environment and ongoing pressures on our business. Higher manufacturing, logistics, and supply chain costs continue to challenge the business and drive incremental costs (see Consolidated Results of Operations included in this MD&A). Additionally, we utilize many exchange traded commodities for our business that are subject to price volatility, specifically cocoa products, which has continued to improve during the first six months of 2026 (see Part I, Item 3 - Quantitative and Qualitative Disclosures about Market Risk included in this Quarterly Report on Form 10-Q).
Furthermore, changes in global trade policies, including tariffs on U.S. imports, and certain geopolitical events, specifically the conflict in the Middle East, continue to increase global economic and political uncertainty. We are continuing to monitor the ongoing regulations related to tariffs, specifically, goods imported into the U.S. from Canada, Mexico and other countries, as well as export markets, and the impact of tariff refunds on our business. As such, the scope and length of tariffs, including their effects on the broader economy and our business, continues to evolve. Additionally, we are actively monitoring the ongoing conflict in the Middle East and the potential impact on our business. For the first six months of 2026, this conflict did not have a material impact on our commodity prices or supply availability. However, we are continuing to monitor for any significant escalation or expansion of economic or supply chain disruptions or broader inflationary costs, which may result in material adverse effects on our results of operations.
As of June 28, 2026, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements in both the short-term and in the long-term; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).
Based on the length and severity of the fluctuating macroeconomic environment, including price volatility for our commodities, fluctuations in consumer shopping and consumption behavior, and ongoing changes in geopolitical events, including the imposition of tariffs, retaliatory tariffs and tariff refunds, as well as the conflict in the Middle East, we may continue to experience increasing supply chain costs, higher inflation and other impacts to our business. We will continue to evaluate the nature and extent of these evolving impacts on our business, consolidated results of operations, segment results, liquidity and capital resources.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 37

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 28, 2026	June 29, 2025	Percent Change	June 28, 2026	June 29, 2025	Percent Change
In millions of dollars except per share amounts
Net sales	$2,787.3	$2,614.7	6.6%	$5,891.5	$5,420.1	8.7%
Cost of sales	1,524.0	1,818.4	(16.2)%	3,405.4	3,679.6	(7.5)%
Gross profit	1,263.3	796.3	58.7%	2,486.1	1,740.5	42.8%
Gross margin	45.3%	30.5%		42.2%	32.1%
Selling, marketing & administrative (“SM&A”) expenses	620.6	603.2	2.9%	1,196.6	1,161.9	3.0%
SM&A expense as a percent of net sales	22.3%	23.1%		20.3%	21.4%
Business realignment activities	0.1	0.3	(54.9)%	6.1	16.6	(63.2)%
Operating profit	642.6	192.8	233.3%	1,283.4	562.0	128.3%
Operating profit margin	23.1%	7.4%		21.8%	10.4%
Interest expense, net	50.0	46.0	8.5%	99.8	90.7	10.1%
Other (income) expense, net	4.4	(2.3)	(288.3)%	2.6	(1.4)	(285.3)%
Provision for income taxes	130.5	86.4	51.2%	288.2	185.8	55.1%
Effective income tax rate	22.2%	57.9%		24.4%	39.3%
Net income	$457.7	$62.7	629.7%	$892.8	$286.9	211.2%
Net income per share—diluted	$2.26	$0.31	629.0%	$4.39	$1.41	211.3%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - Second Quarter 2026 vs. Second Quarter 2025
Net Sales
Net sales were $2,787.3 million in the second quarter of 2026 compared to $2,614.7 million in the same period of 2025, an increase of $172.6 million, or 6.6%. The net sales increase reflects a favorable price realization of approximately 12%, primarily related to pricing actions within the North America Confectionery and International segments. Additionally, the 2025 acquisition of LesserEvil contributed approximately a 3% benefit. The increase was partially offset by a volume decrease of approximately 8%, primarily driven by volume declines in North America Confectionery and International segments, which more than offset the volume growth in the North America Salty Snacks segment. There was minimal impact from foreign currency exchange rates.
Key U.S. Marketplace Metrics
For the second quarter of 2026, our total U.S. retail takeaway decreased 5.4% in the expanded multi-outlet combined plus convenience store channels (MULO+ w/ Convenience), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway decreased 8.6% and experienced a CMG market share decline. Our Salty consumer takeaway, excluding LesserEvil, increased 6.5% in the second quarter of 2026 and experienced a Salty, excluding LesserEvil, market share increase.
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

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 38

Cost of Sales and Gross Margin
Cost of sales were $1,524.0 million in the second quarter 2026 compared to $1,818.4 million in the same period of 2025, a decrease of $294.4 million, or 16.2%. The decrease was driven by $523.7 million, primarily due to lower sales volume, transformation program net savings and $117.4 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases (See Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q for more information). The decrease was partially offset by $229.3 million of higher costs, predominantly due to unfavorable supply chain costs and unfavorable mix.
Gross margin was 45.3% in the second quarter of 2026 compared to 30.5% in the same period of 2025, an increase of 1,490 basis points. The increase was driven by favorable net price realization and net savings related to our AAA Initiative, partially offset by unfavorable supply chain costs and volume declines.
SM&A Expenses
SM&A expenses were $620.6 million in the second quarter of 2026 compared to $603.2 million in the same period of 2025, an increase of $17.4 million, or 2.9%. SM&A expenses, excluding advertising and related consumer marketing, increased 6.0% in the second quarter of 2026, driven by higher capability and technology investments, partially offset by lower compensation and benefit costs, as well as net savings related to our AAA Initiative versus the prior year. Advertising and related consumer marketing expenses decreased 3.3%, driven by efficiencies and timing of non-working media investment in the North America Confectionery segment.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Excluding the portion recorded within Cost of Sales and SM&A expenses (as noted above), we recorded business realignment costs of $0.1 million during the second quarter of 2026 versus $0.3 million in the second quarter of 2025. The costs related to the AAA Initiative, which commenced in 2024, focused on leveraging new technology to improve supply chain and manufacturing-related spend, and optimize selling, general and administrative expenses. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit was $642.6 million in the second quarter of 2026 compared to $192.8 million in the same period of 2025, an increase of $449.8 million, or 233.3%. The increase was primarily due to higher gross profit, as well as lower business realignment expenses, partially offset by increased SM&A expenses, as noted above. Operating profit margin increased to 23.1% in 2026 from 7.4% in 2025, driven by the same factors noted above that resulted in higher gross margin for the period.
Interest Expense, Net
Net interest expense was $50.0 million in the second quarter of 2026 compared to $46.0 million in the same period of 2025, an increase of $4.0 million, or 8.5%. The increase was primarily due to an increase in short-term debt, slightly offset by lower long-term debt balances.
Other (Income) Expense, Net
Other (income) expense, net was expense of $4.4 million in the second quarter of 2026 versus income of $2.3 million in the second quarter of 2025, a change of $6.7 million. The increase in net expense was predominantly driven by an increase of $3.4 million of non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans in the second quarter of 2026 versus the same period of 2025 and a decrease in other corporate income of $3.3 million.
Income Taxes and Effective Tax Rate
The effective income tax rate was 22.2% for the second quarter of 2026 compared with 57.9% for the second quarter of 2025. The 2025 effective tax rate was higher due to the impact of tax reserves and foreign rate differentials related to mark-to-market activity. Relative to the 21% statutory rate, the 2026 effective tax rate was primarily impacted by state taxes and foreign rate differential. Relative to the 21% statutory rate, the 2025 effective tax rate was primarily impacted by state taxes, foreign rate differentials and tax reserves.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 39

Net Income and Earnings Per Share-diluted
Net income was $457.7 million in the second quarter of 2026 compared to $62.7 million in the same period of 2025, an increase of $395.0 million, or 629.7%. EPS-diluted was $2.26 in the second quarter of 2026 compared to $0.31 in the second quarter of 2025, an increase of $1.95, or 629.0%. The increase in both net income and EPS-diluted was driven by higher gross profit and lower business realignment costs, partially offset by higher SM&A expenses, higher other (income) expense, higher interest expense, and higher income taxes. Higher income taxes were driven by higher income before income taxes, partially offset by a lower effective tax rate.
Results of Operations - First Six Months 2026 vs. First Six Months 2025
Net Sales
Net sales were $5,891.5 million in the first six months of 2026 compared to $5,420.1 million during the same period of 2025, an increase of $471.4 million, or 8.7%. The net sales increase was driven by favorable price realization of approximately 11% within our North America Confectionery and International segments. Additionally, the 2025 acquisition of LesserEvil contributed approximately a 2% benefit. Further, there was a favorable foreign currency exchange impact of less than 1%. The net sales increase was partially offset by a volume decrease of approximately 5%, driven by volume declines in North America Confectionery and International segments, which more than offset the volume growth in the North America Salty Snacks segment.
Key U.S. Marketplace Metrics
For the first six months of 2026, our total U.S. retail takeaway increased 4.4% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks and grocery items. Our U.S. CMG consumer takeaway increased 2.7%, despite a CMG market share decline. Our Salty consumer takeaway increased 8.5% and experienced a Salty market share increase.
Cost of Sales and Gross Margin
Cost of sales were $3,405.4 million in the first six months of 2026 compared to $3,679.6 million in the same period of 2025, a decrease of $274.2 million, or 7.5%. The decrease was driven by $762.9 million of lower costs, primarily related to $142.4 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases (See Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q for more information), lower commodity costs and lower sales volume. The decrease was partially offset by $488.8 million, primarily related to increased supply chain costs and unfavorable mix.
Gross margin was 42.2% in the first six months of 2026 compared to 32.1% in the same period of 2025, an increase of 1,010 basis points. The increase was driven by favorable net price realization and net savings related to our AAA Initiative, partially offset by unfavorable supply chain costs and volume declines.
SM&A Expenses
SM&A expenses were $1,196.6 million in the first six months of 2026 compared to $1,161.9 million in the same period of 2025, an increase of $34.7 million, or 3.0%. SM&A expenses, excluding advertising and related consumer marketing, increased 1.1% in the first six months of 2026 as compared to the first six months of 2025. Advertising and related consumer marketing expenses increased 4.0%, driven by increased spending in the North America Salty Snacks and International segments, partially offset by decreased spending in the North America Confectionery segment.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 40

Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Excluding the portion recorded within Cost of Sales and SM&A expenses (as noted above), we recorded business realignment costs of $6.1 million during the first six months of 2026 versus $16.6 million in the first six months of 2025. The costs related to the AAA Initiative, which commenced in 2024, focused on leveraging new technology to improve supply chain and manufacturing-related spend, and optimize selling, general and administrative expenses. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit was $1,283.4 million in the first six months of 2026 compared to $562.0 million in the same period of 2025, an increase of $721.4 million, or 128.3%. The increase was driven by higher gross profit and lower business realignment activities, partially offset by higher SM&A expense, as noted above. Operating profit margin increased to 21.8% in the first six months of 2026 from 10.4% in the same period in 2025, driven by the same factors that resulted in higher gross margin for the period.
Interest Expense, Net
Net interest expense was $99.8 million in the first six months of 2026 compared to $90.7 million in the same period of 2025, an increase of $9.1 million, or 10.1%. The increase was primarily due to an increase in short-term debt, slightly offset by lower long-term debt balances.
Other (Income) Expense, Net
Other (income) expense, net was expense of $2.6 million in the first six months of 2026 versus income of $1.4 million in the first six months of 2025, a change of $4.0 million. The increase in net expense was predominantly driven by a decrease in other corporate income of $3.0 million and an increase of $1.0 million of non-service cost components of net periodic benefit costs relating to pension and other post-retirement benefit plans.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 24.4% for the first six months of 2026 compared with 39.3% for the first six months of 2025. The 2025 effective tax rate was higher due to the impact of tax reserves and foreign rate differentials related to mark-to-market activity. Relative to the 21% statutory rate, the 2026 effective tax rate was primarily impacted by state taxes and foreign rate differential. Relative to the 21% statutory rate, the 2025 effective tax rate was primarily impacted by state taxes, foreign rate differentials and tax reserves.
Net Income and Earnings Per Share-diluted
Net income was $892.8 million in the first six months of 2026 compared to $286.9 million in the same period of 2025, an increase of $605.9 million, or 211.2%. EPS-diluted was $4.39 in the first six months of 2026 compared to $1.41 in the same period of 2025, an increase of $2.98, or 211.3%. The increase in both net income and EPS-diluted was driven by higher gross profit, lower business realignment costs, partially offset by higher SM&A expenses, higher interest expense, higher other (income) expense, and higher income taxes. Higher income taxes were driven by higher income before income taxes, partially offset by a lower effective tax rate.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 41

SEGMENT RESULTS
The summary that follows provides a discussion of the results of operations of our three segments: North America Confectionery, North America Salty Snacks and International. For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition-related costs and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are largely managed centrally at the corporate level and are excluded from the measure of segment income reviewed by our Chief Operating Decision Maker, Kirk Tanner, President and Chief Executive Officer. Segment income and segment income margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as well as in evaluating operating performance in relation to our competitors, as they exclude the activities that are not directly attributable to our ongoing segment operations. Refer to Note 13 Segment Information in our unaudited consolidated financial statements for reconciliations of net sales for our reportable segments to consolidated total net sales and of segment operating income to consolidated income before taxes.
Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
In millions of dollars
Net Sales:
North America Confectionery	$2,173.6	$2,085.5	$4,663.5	$4,385.6
North America Salty Snacks	387.8	315.5	737.9	593.3
International	225.9	213.7	490.1	441.2
Total	$2,787.3	$2,614.7	$5,891.5	$5,420.1

Segment Income (Loss):
North America Confectionery	$705.8	$503.9	$1,498.2	$1,200.3
North America Salty Snacks	62.6	66.5	96.9	108.3
International	(5.1)	19.8	10.1	48.5
Total segment income	763.2	590.2	1,605.2	1,357.2
Unallocated corporate expense (1)	215.1	181.5	372.8	342.0
Unallocated mark-to-market (gains) losses on commodity derivatives (2)	(102.9)	200.7	(72.7)	412.2
Costs associated with business realignment activities	8.4	15.1	21.7	41.0
Operating profit	642.6	192.8	1,283.3	562.0
Interest expense, net	50.0	46.0	99.8	90.7
Other (income) expense, net	4.4	(2.3)	2.6	(1.4)
Income before income taxes	$588.3	$149.1	$1,181.0	$472.8
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

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery results, which accounted for 78.0% and 79.8% of our net sales for the three months ended June 28, 2026 and June 29, 2025, respectively, were as follows:

	Three Months Ended			Six Months Ended
	June 28, 2026	June 29, 2025	Percent Change	June 28, 2026	June 29, 2025	Percent Change
In millions of dollars
Net sales	$2,173.6	$2,085.5	4.2%	$4,663.5	$4,385.6	6.3%
Segment income	705.8	503.9	40.1%	1,498.2	1,200.3	24.8%
Segment margin	32.5%	24.2%		32.1%	27.4%
NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - Second Quarter 2026 vs. Second Quarter 2025
Net sales of our North America Confectionery segment were $2,173.6 million in the second quarter of 2026 compared to $2,085.5 million in the same period of 2025, an increase of $88.1 million, or 4.2%. The increase was driven by favorable price realization of approximately 14%, primarily due to the pricing action announced in 2025. Volume declined approximately 10%, driven primarily by price elasticity. Additionally, there was no impact from foreign currency exchange rates.
Our North America Confectionery segment income was $705.8 million in the second quarter of 2026 compared to $503.9 million in the same period of 2025, an increase of $201.9 million, or 40.1%. The increase was driven primarily by net price realization, supply chain productivity, net savings related to our AAA Initiative, lower commodity costs and tariff refunds, partially offset by higher logistic expenses.
Results of Operations - First Six Months 2026 vs. First Six Months 2025
Net sales of our North America Confectionery segment were $4,663.5 million in the first six months of 2026 compared to $4,385.6 million in the same period of 2025, an increase of $277.9 million, or 6.3%. The increase was driven by favorable price realization of approximately 13%, primarily due to the pricing action announced in 2025. Volume declined approximately 7%, driven primarily by price elasticity. Additionally, there was no impact from foreign currency exchange rates.
Our North America Confectionery segment income was $1,498.2 million in the first six months of 2026 compared to $1,200.3 million in the same period of 2025, an increase of $297.9 million or 24.8%. The increase was driven primarily by net price realization, supply chain productivity, net savings related to our AAA Initiative, and lower commodity costs, partially offset by higher logistic expenses.
North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks results, which accounted for 13.9% and 12.1% of our net sales for the three months ended June 28, 2026 and June 29, 2025, respectively, were as follows:

	Three Months Ended			Six Months Ended
	June 28, 2026	June 29, 2025	Percent Change	June 28, 2026	June 29, 2025	Percent Change
In millions of dollars
Net sales	$387.8	$315.5	22.9%	$737.9	$593.3	24.4%
Segment income	62.6	66.5	(5.9)%	96.9	108.3	(10.6)%
Segment margin	16.1%	21.1%		13.1%	18.3%
NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - Second Quarter 2026 vs. Second Quarter 2025
Net sales of our North America Salty Snacks segment were $387.8 million in the second quarter of 2026 compared to $315.5 million in the same period of 2025, an increase of $72.3 million, or 22.9%. The increase was predominantly due to the acquisition of LesserEvil in November 2025, which provided a benefit of approximately 22%. Further, volume increased approximately 4%, primarily driven by Dot’s Homestyle Pretzels. Price realization declined approximately 3% primarily driven by higher trade promotional activities for Dot’s Homestyle Pretzels and SkinnyPop.
Our North America Salty Snacks segment income was $62.6 million in the second quarter of 2026 compared to $66.5 million in the same period of 2025, a decrease of $3.9 million, or 5.9%. The decrease was driven by higher logistic costs, lower net price realization, unfavorable mix, and increased SM&A, partially offset by higher volume and supply chain productivity.
Results of Operations - First Six Months 2026 vs. First Six Months 2025
Net sales of our North America Salty Snacks segment were $737.9 million in the first six months of 2026 compared to $593.3 million in the same period of 2025, an increase of $144.6 million, or 24.4%. The increase was predominantly due to the acquisition of LesserEvil in November 2025, which provided a benefit of approximately 21%. Further, volume increased approximately 4%, primarily related to Dot’s Homestyle Pretzels. The net sales increase was partially offset by price realization declines of approximately 1%, primarily driven by higher trade promotional activities for SkinnyPop.
Our North America Salty Snacks segment income was $96.9 million in the first six months of 2026 compared to $108.3 million in the same period of 2025, a decrease of $11.5 million, or 10.6%. The decrease was primarily due to higher supply chain costs, including costs related to a voluntary temporary product withdrawal, and increased SM&A expenses.

International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Latin America, as well as Europe, Asia-Pacific (“APAC”), the Middle East and Africa (“MEA”) and other regions. International results, which accounted for 8.1% and 8.2% of our net sales for the three months ended June 28, 2026 and June 29, 2025, respectively, were as follows:

	Three Months Ended			Six Months Ended
	June 28, 2026	June 29, 2025	Percent Change	June 28, 2026	June 29, 2025	Percent Change
In millions of dollars
Net sales	$225.9	$213.7	5.7%	$490.1	$441.2	11.1%
Segment (loss) income	(5.1)	19.8	(126.0)%	10.1	48.5	(79.2)%
Segment margin	(2.3)%	9.3%		2.1%	11.0%
NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - Second Quarter 2026 vs. Second Quarter 2025
Net sales of our International segment were $225.9 million in the second quarter of 2026 compared to $213.7 million in the same period of 2025, an increase of $12.2 million, or 5.7%. The increase was due to favorable price realization of approximately 10%, resulting from strategic pricing actions across key markets. The increase was also driven by a favorable impact from foreign currency exchange rates of approximately 4%. The increase was partially offset by volume declines primarily drive by price elasticity across markets of approximately 8%.
Our International segment generated a loss of $5.1 million in the second quarter of 2026 compared to income of $19.8 million in the second quarter of 2025, a decrease of $24.9 million, or 126.0%, driven by higher commodity and manufacturing costs and advertising investment, partially offset by favorable price realization, supply chain productivity, and net savings related to our AAA Initiative.
Results of Operations - First Six Months 2026 vs. First Six Months 2025
Net sales of our International segment were $490.1 million in the first six months of 2026 compared to $441.2 million in the same period of 2025, an increase of $48.9 million, or 11.1%. The increase was driven by a favorable price realization of approximately 11%, primarily due to strategic pricing actions across key markets. The increase was further due to a favorable impact from foreign currency exchange rates of approximately 5%. The increase was partially offset by volume declines of approximately 5% across certain key markets.
Our International segment generated income of $10.1 million in the first six months of 2026 compared to $48.5 million in the first six months of 2025, a decrease of $38.4 million, or 79.2%, driven by higher supply chain costs, higher commodity and manufacturing costs and unfavorable mix, which more than offset favorable price realization and net savings related to our AAA Initiative.
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
In the second quarter of 2026, unallocated corporate expense totaled $215.1 million, as compared to $181.5 million in the second quarter of 2025, an increase of $33.6 million, or 18.5%. The increase was primarily driven by continued investments in technology and higher acquisition and integration costs, partially offset by lower compensation and benefits costs.
In the first six months of 2026, unallocated corporate expense totaled $372.8 million, as compared to $342.0 million in the first six months of 2025, an increase of $30.9 million, or 9.0%. The increase was primarily driven by continued investments in technology and higher acquisition and integration costs, partially offset by lower compensation and benefits costs.
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
At June 28, 2026, our cash and cash equivalents totaled $791.2 million, a decrease of $134.7 million compared to the 2025 year-end balance. Additional detail regarding the net uses of cash are outlined in the following discussion. Additionally, at June 28, 2026, we had outstanding short- and long-term debt totaling $5.6 billion, of which $504.2 million was classified as the current portion of long-term debt. Of the $504.2 million, $500 million of 2.300% Notes are due upon maturity on August 15, 2026. We believe we can satisfy these debt obligations with cash generated from our operations, issuing new debt, and/or by borrowing on our unsecured credit facility.
A substantial majority of our cash and cash equivalents at June 28, 2026 was held by subsidiaries domiciled outside of the United States. A majority of our cash and cash equivalents balance is distributable to the United States without material tax implications, such as withholding tax. We intend to continue to reinvest the remainder of this balance outside of the United States for which there would be a material tax implication to distributing for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings. We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 42

Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Six Months Ended
In millions of dollars	June 28, 2026	June 29, 2025
Net cash provided by (used in):
Operating activities	888.1	508.9
Investing activities	(199.6)	(301.8)
Financing activities	(828.1)	(22.5)
Effect of exchange rate changes on cash and cash equivalents	4.9	(3.0)
Net change in cash and cash equivalents	$(134.7)	$181.6
Operating activities
We generated cash of $888.1 million from operating activities in the first six months of 2026, an increase of $379.2 million compared to $508.9 million in the same period of 2025. This increase in net cash provided by operating activities was mainly driven by the following factors:
•Other assets and liabilities consumed cash of $56.7 million in 2026, compared to $495.8 million in 2025. This $439.1 million fluctuation was primarily driven by the timing of certain prepaid expenses and other current assets.
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, unrealized gains and losses on derivative contracts and other charges) resulted in $230.0 million of higher cash flow in 2026 relative to 2025.
•The variance in operating cash flows related to income taxes reflects timing differences between actual tax expense and quarterly estimated tax payments. We paid cash of $207.0 million for income taxes during 2026, compared to $65.5 million in the same period of 2025.
•The increase in cash provided by operating activities was partially offset by the following net cash outflows:
◦In the aggregate, select net working capital items, specifically, trade accounts receivable, inventory, accounts payable and accrued liabilities, consumed cash of $361.9 million in 2026, compared to consuming cash of $204.3 million in 2025. This $157.6 million fluctuation was mainly driven by an increase in trade accounts receivable, as a result of timing of sales and collections, partially offset by a decrease in accounts payable and accrued liabilities, due to the timing of vendor and supplier payments, and lower inventory levels.
Investing activities
We used cash of $199.6 million for investing activities in the first six months of 2026, a decrease of $102.2 million compared to $301.8 million in the same period of 2025. This decrease in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, capacity expansion, innovation and cost savings, were $204.4 million in the first six months of 2026 compared to $230.6 million in the same period of 2025. The decrease in our 2026 capital expenditures is largely driven by the wind down of our key strategic initiatives, as we expect 2026 capital expenditures, including capitalized software, to be in the range of approximately $425 million to $475 million, reflecting a trend towards historical levels. We intend to use our existing cash and internally generated funds to meet our 2026 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We received payments of approximately $8.5 million in the first six months of 2026, which is consistent with the same period of 2025 of approximately $9.0 million.
•Intangible assets. We had no purchases of intangible assets in 2026. In 2025, we purchased the Fulfil brand in North America for $73.6 million.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 43

•Other investing activities. In the first six months of 2026 and 2025, our other investing activities were minimal.
Financing activities
We used cash of $828.1 million for financing activities in the first six months of 2026, an increase of $805.6 million compared to $22.5 million in the same period of 2025. This increase in net used in financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first six months of 2026, we generated cash of $206.1 million predominately through the issuance of short-term commercial paper, partially offset by a decrease in short-term foreign bank borrowings. During the first six months of 2025, we used cash of $1.2 billion predominately to reduce outstanding short-term commercial paper borrowings.
•Long-term debt borrowings and repayments. During the first six months of 2026, long-term debt borrowings and repayments were minimal. During the first six months of 2025, we issued $500 million of 4.550% Notes due in February 2028, $500 million of 4.750% Notes due in February 2030, $500 million of 4.950% Notes due in February 2032 and $500 million of 5.100% Notes due in February 2035 (together, the “2025 Notes”). Proceeds from the issuance of the 2025 Notes, net of discounts and issuance costs, totaled $2.0 billion. Additionally, in June 2025, we repaid $300 million of 0.900% Notes due upon maturity.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $574.4 million during the first six months of 2026, an increase of $31.6 million compared to $542.8 million in the same period of 2025. Details regarding our 2026 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	March 29, 2026	June 28, 2026
Dividends paid per share – Common stock	$1.452	$1.452
Dividends paid per share – Class B common stock	$1.320	$1.320
Total cash dividends paid	$288.0	$286.4
Declaration date	February 4, 2026	April 29, 2026
Record date	February 17, 2026	May 15, 2026
Payment date	March 16, 2026	June 15, 2026
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

	Six Months Ended
In millions	June 28, 2026	June 29, 2025
Shares repurchased in the open market under pre-approved share repurchase programs (1)	$200.0	$—
Shares repurchased in the open market to replace Treasury Stock issued for stock options and incentive compensation	239.4	—
Cash used for total share repurchases (excluding excise tax)	$439.4	$—
Total shares repurchased under pre-approved share repurchase programs	1.0	—

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 44

(1) In December 2023, our Board of Directors approved a $500 million share repurchase authorization. As a result of the share repurchase authorization, approximately $270 million remains available for repurchases under our December 2023 share repurchase authorization. In June 2026, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2023 authorization is completed and is to be utilized at management’s discretion. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

•Proceeds from exercised stock options and employee tax withholding. During the first six months of 2026, we received $16.1 million from employee exercises of stock options and paid $16.7 million of employee taxes withheld from share-based awards. During the first six months of 2025, we received $6.9 million from employee exercises of stock options and paid $16.2 million of employee taxes withheld from share-based awards. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.
•Contingent consideration paid. During the first six months of 2026, we paid $16.6 million of contingent consideration related to previous business combination activity. During the first six months of 2025, there was no contingent consideration paid.
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

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 45

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

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 46

•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations and financial results;

•Complications with the design or implementation of our enterprise resource planning system could adversely impact our business and operations; and

•Such other matters as discussed in our 2025 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ending March 29, 2026, and this Quarterly Report on Form 10-Q, including Part II, Item 1A, ”Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The total amount of short-term debt, net of cash, amounted to net cash of $370 million and $707 million, at June 28, 2026 and December 31, 2025, respectively. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of June 28, 2026 would have changed interest expense by approximately $2.7 million for the first six months of 2026 and $5.3 million for 2025.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at June 28, 2026 and December 31, 2025 by approximately $233 million and $236 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
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
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $23.9 million as of June 28, 2026 and $38.7 million as of December 31, 2025, generally offset by a reduction in foreign exchange associated with our transactional activities.
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
Cocoa Products
During the first six months of 2026, the average cocoa futures contract price was $1.80 per pound, with a trading range of $1.48 to $2.30 per pound, based on the Intercontinental Exchange futures contract. This average cocoa futures contract price represents a decline of approximately 51% compared to the 2025 annual average of $3.65 per pound.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 47

The cocoa supply-demand outlook has continued to improve substantially in the first six months of 2026. After three years of deficit, the 2024 – 2025 season finished with a supply surplus and the outlook for the 2025 – 2026 season remains positive, with a large surplus predicted by most analysts. Output in all major regions is forecast to grow, including Côte d’Ivoire and Ghana, while demand has been gradually contracting over the last three years. Activity on the two major futures exchanges has also improved during the quarter, with trading volumes approaching more normal levels following considerable declines during the previous two years.

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
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $504.1 million as of June 28, 2026 and $973.1 million as of December 31, 2025. At the end of the second quarter of 2026, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have decreased our net unrealized losses by $48.2 million, generally offset by a reduction in the cost of the underlying commodity purchases.
For additional information about our market risks, see Item 7A under Part II of our 2025 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 48

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 28, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2026.
Changes in Internal Controls Over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the quarter ended June 28, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 49

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended June 28, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
March 30 through April 26	—	$—	—	$470,073
April 27 through May 24	1,100,696	$186.73	185,000	$434,628
May 25 through June 28	845,614	$194.60	845,614	$270,073
Total	1,946,310		1,030,614
(1) During the three months ended June 28, 2026, 1.9 million shares of Common Stock were purchased in open market transactions in connection with our standing authorization to buy back shares sufficient to offset those issued under incentive compensation plans, which authorization does not have a dollar or share limit and is not included in our share repurchase authorizations described in the following paragraph.
(2) In December 2023, our Board of Directors approved a $500 million share repurchase authorization. As a result of the share repurchase authorization, approximately $270 million remains available for repurchases under our December 2023 share repurchase authorization. In June 2026, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2023 authorization is completed and is to be utilized at management’s discretion. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 50

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
The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended June 28, 2026, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5–1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period.

Name and Title	Date of Adoption of 10b5-1 Plan	Duration of 10b5-1 Plan(1)	Aggregate Number of Securities to be Sold or Purchased
Rohit Grover Senior Vice President, International	5/5/2026	12/31/2026	Sell 5,000 shares
Jennifer L. McCalman Vice President, Chief Accounting Officer	5/6/2026	8/6/2027	Sell 1,348 shares
Jason R. Reiman Senior Vice President, Chief Supply Chain Officer	5/26/2026	1/29/2027	Sell 7,000 shares Exercise 3,485 stock options
Steven E. Voskuil Senior Vice President, Chief Financial Officer	5/5/2026	7/30/2027	Sell 6,650 shares

(1) The plan duration is until the date listed in this column or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 51

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1
Restated Certificate of Incorporation, as amended by the Company’s Stockholders on May 6, 2025, is incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2025.

3.2	The Company's By-laws, as amended and restated as of December 5, 2025, are incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 5, 2025.
31.1	Certification of Kirk Tanner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Kirk Tanner, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2026, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 52

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	July 30, 2026	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2026	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q2 2026 Form 10-Q | Page 53